Form 10-K
period 1997-03-31
LAM SW INC
filed 1997-10-10
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

          Nevada                                        62-1563911
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                       Man Lok Street, Hunghom, Hong Kong
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code:  (852) 2766 3688

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
        None                                             None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                      ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 1, 1997, 12,800,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting stock held by non-affiliates, based on the only sale to non-affiliates to date, was approximately $7,375,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                TABLE OF CONTENTS

                                                                          Page

PART I

     ITEM  1.  BUSINESS................................................      3

     ITEM  2.  PROPERTIES..............................................      9

     ITEM  3.  LEGAL PROCEEDINGS.......................................      9

     ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      9

PART II

     ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.....................................     10

     ITEM  6.  SELECTED FINANCIAL DATA.................................     11

     ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................     12

     ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............     16

     ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................     16

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......     17

     ITEM 11.  EXECUTIVE COMPENSATION..................................     18

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT..............................................     19

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........     20

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.............................................     21

SIGNATURES.............................................................     22

                                     PART I


     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Trends and Contingencies" beginning on page 14 of this Form 10-K.

     The Company operates through its various subsidiaries, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to S.W. Lam, Inc. and its subsidiaries. All references to China or the PRC are to the Peoples' Republic of China. The Company's financial statements are presented in United States Dollars ("US$"). The Company's sales are principally in Hong Kong Dollars ("HK$") and Renminbi ("Rmb"). At March 31, 1997, the prevailing exchange rate of US$ into HK$ and Rmb was US$1.00 = HK$7.752 and US$1.00 = Rmb 8.297.

ITEM 1. BUSINESS

     S.W. Lam, Inc. (the "Company"), a Nevada corporation, through its subsidiaries, is engaged in the design, manufacturing and marketing of gold and silver jewelry, gold and silver decorative items, and diamond and color stone jewelry and decorative products. All of the Company's operations are located in Hong Kong and the People's Republic of China (the "PRC").

History and Development of the Company

     The Company's business began with the formation by Lam Sai Wing ("Mr. Lam") of an unincorporated sole proprietorship to manufacture and market jewelry at facilities in Dongguan, PRC (the "Dongguan Facility") in 1983. Subsequently, in 1987, Shenzhen Hang Fung Jewellery Factory, a sole proprietorship formed by Mr. Lam, established a modern manufacturing facility in Shenzhen, PRC (the "Shenzhen Facility"). In 1990, Beijing Hang Fung Jewellery Factory, a sole proprietorship formed by Mr. Lam, entered into a sino-foreign joint venture to manufacture and market jewelry in Beijing, PRC (the "Beijing Facility"). In 1991, Mr. Lam transferred operations of the Dongguan Facilities to Dongguan No. 2 Light Industry Jewelry Bureau, an unaffiliated third party.

     In November of 1994, Mr. Lam incorporated Soycue Limited ("Soycue") in the British Virgin Islands and transferred operations of the Shenzhen Facility and the Beijing Facility to Soycue. Certain other operations conducted by Mr. Lam were transferred to Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in September of 1995. In December of 1996, Mr. Lam and his wife, Lam Chan Yam Fai, Jane ("Ms. Chan"), transferred ownership of Soycue, Hang Fung Jewellery and Kai Hang Jewellery Company Limited, a Hong Kong corporation engaged in jewelry marketing and owned by Mr. Lam and Ms. Chan ("Kai Hang Jewellery"), to Quality Prince Limited, a holding company organized in the British Virgin Islands and owned by Mr. Lam and Ms. Chan ("Quality Prince")(Soycue, Hang Fung Jewellery and Kai Hang Jewellery are collectively referred to herein as the "Hang Fung Group").

In December of 1996, the Hang Fung Group completed a "reverse acquisition" with S.W. Lam, Inc. pursuant to which the companies comprising the Hang Fung Group, representing all of the jewelry manufacturing and marketing operations controlled by Mr. Lam and Ms. Chan, became wholly owned subsidiaries of the Company. S.W. Lam, Inc. was originally incorporated in the State of Tennessee under the name New Wine, Inc. ("New Wine"). New Wine was formed in April of 1994 to develop, finance and produce record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; to operate a music publishing firm; and, to engage generally in the business of providing personal business management services for professional entertainers. New Wine completed an offering of common stock in September of 1995 selling 225,000 shares for $45,000 pursuant to Rule 504 under the Securities Act of 1933, as amended (the "Act"). The operations of New Wine proved unsuccessful and were discontinued and New Wine began efforts to acquire or combine with an operating business. Pursuant to discussions with the Hang Fung Group, New Wine reincorporated in the State of Nevada and changed its name to S.W. Lam, Inc. in November of 1996. In December of 1996, New Wine entered into an agreement with the shareholders of Quality Prince, Mr. Lam and Ms. Chan, pursuant to which New Wine agreed to issue 10,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding shares of Quality Prince (the "Exchange"). Following the Exchange, management of the Hang Fung Group assumed control of management of the Company and the Company, through its subsidiaries, the Hang Fung Group, is continuing the operations of the Hang Fung Group.

Overview

     The Company's operations include the manufacturing and sale of gold and silver jewelry and ornamental items in the PRC and Hong Kong.

     Because of regulatory issues relating to operations and the marketing of gold and silver in the PRC, the Company's production and marketing activities in the PRC are conducted pursuant to a series of agreements with entities having operations or appropriate licenses in the PRC. The principal agreements in that regard are (1) a subcontracting agreement with Shenzhen Crafts Hang Fung Jewellery Factory ("Shenzhen Crafts") pursuant to which gold and silver products are produced for export, (2) an agreement with Yiu Ping Gold and Silver Manufacturing Factory ("Yiu Ping") pursuant to which Yiu Ping sells gold and silver products on the Company's behalf in the PRC, (3) an Agreement for Jewellery Assembling with China Jewellery Import & Export Co. ("China Jewellery") pursuant to which China Jewellery is responsible for the assembly of gold and silver assembly operations at facilities jointly operated with the Company in Beijing, (4) a Sales Agency Agreement with China Jewellery pursuant to which China Jewellery acts as the Company's agent in selling jewelry in the PRC in exchange for an agency fee and the Company acts as China Jewellery's agent in selling jewelry in Hong Kong in exchange for an agency fee, and (5) an Agreement for Jewellery Assembling, Sales Agency Agreement and Sales Cooperation Agreement with Tai Yuen Jewellery Crafts Factory ("Tai Yuen") pursuant to which Tai Yuen assembles and sells gold and silver products on the Company's behalf in the PRC.

     Shenzhen Crafts, Yiu Ping, Tai Yuen and China Jewellery are each state-owned enterprises organized under the laws of the PRC and holding requisite licenses to import, export and sell gold and silver products in the PRC.

     The Company presently markets its products primarily in Hong Kong and the PRC, and to a lesser extent in other Southeast Asian countries, the Middle East, Europe and the United States. The Company plans to expand its business in the near term by (1) expanding the marketing of its products in Europe and the Middle East, and (2) expanding production and marketing capabilities in the PRC through the construction and relocation of its current manufacturing operations in Beijing to an expanded modern manufacturing facility presently under construction adjacent to the existing manufacturing operations in Beijing.

Products

     The Company's products consist of a broad array of gold and silver jewelry products, gold and silver decorative items, semi-precious stone jewelry and other decorative products. Examples of the Company's products include, but are not limited to, bracelets, chains, charms, rings, earrings, ornamental plaques, serving sets and decorative pieces.

     The Company classifies its products in four distinct segments: (1) fine gold products, consisting of jewelry and ornamental products crafted from 24 carat gold, (2) other gold products, consisting of a broad array of lesser value electro-form casted fine gold jewelry including jewelry incorporating semi-precious stones, (3) non-gold/silver ornamental products, consisting of serving sets, plaques and other decorative or ornamental items crafted from materials other than gold or silver, and (4) silver products, consisting of a broad array of jewelry and decorative or ornamental items otherwise falling within one of the other product segments but crafted from silver. The Company's products range in wholesale price from approximately $10 to over $100,000. The mean selling price of the Company's products is between $200 and $220.

     The following table illustrates the typical range and average wholesale price of the Company's products by segment:

                                       Wholesale                  Average
                                      Price Range            Wholesale Price
                                     -------------           ---------------

Fine gold products.............      $20 to $1,000                 $300
Other gold products............      $10 to $1,000                 $500
Ornamental products............      $50 to $1,000                 $500
Silver products................       $2 to $100                    $10

     For the two years ended March 31, 1997, sales by segment and major product line and as a percentage of sales (including subcontracting fees) were as follows:

                                           1996                       1997
                                   -------------------        ------------------
                                   Amount      Percent         Amount    Percent
                                   ($'000)                    ($'000)
Fine gold products
 Bracelets...................      $ 3,762        14 %         $ 5,734       14%
 Chains......................        3,619        13             5,734       14
 Rings.......................        4,501        17             6,553       16
 Earrings....................        1,926         7             2,457        6
 Ornamental..................        5,000        19             9,831       24
Other gold products
 Bracelets...................          333         1               410        1
 Chains......................          502         2               819        2
 Rings.......................        1,326         5             1,638        4
 Earrings....................          982         3               819        2
 Other.......................          191         1               410        1
Silver products
 Bracelets...................        1,420         5             1,638        4
 Chains......................        1,438         5             2,048        5
 Rings.......................          946         4             1,638        4
 Earrings....................          485         2               410        1
 Ornamental..................          437         2               819        2

Product Design and Development

     The Company maintains an in-house product design and development team in its Hong Kong offices consisting of approximately 10 staff members. The Company's product design staff continuously monitors jewelry trends and consumer preferences and is engaged in ongoing efforts to design new products consistent with such trends and preferences. After conceiving of a new product, the Company's design staff will produce detailed drawings and molds for use in actual production. The Company's design staff currently produces approximately 500 new products annually.

Purchasing

     The principal materials in the manufacture and assembly of the Company's products are gold, silver and color stones which typically represent approximately 50% to 70% of the total costs of producing the Company's gold products and 30% to 50% of the total costs of producing the Company's silver products.

     The Company purchases gold primarily from suppliers in South Africa and Hong Kong. Silver purchases are primarily from suppliers in Hong Kong. Color stones are purchased primarily from suppliers in Burma and Thailand.

     The Company maintains no long term contractual arrangements to purchase materials. Although purchases of raw materials are made from a relatively small number of suppliers, the Company believes there are numerous alternative sources for all materials and products, and that the failure of any principal supplier would not have a material adverse effect on operations or the Company's financial condition. To date, the Company has not experienced any difficulty in securing product.

     The Company does not presently engage in any hedging activities with respect to possible fluctuations in the prices of raw materials. The Company believes that the risk of not engaging in such activities is minimal, since historically the Company has been able to adjust prices as material fluctuations have occurred.

Manufacturing and Assembly

     The  Company's   principal   manufacturing  and  assembly   operations  are
undertaken at facilities located in Shenzhen and Beijing, PRC pursuant to agreements with Shenzhen Crafts and China Jewellery.

     The Company's largest manufacturing operations take place at the Company's Beijing Facility which is jointly operated with China Jewellery. Pursuant to an Agreement for Jewellery Assembling entered into in November of 1994, formalizing existing manufacturing operations which commenced in 1992, China Jewellery has provided the use of the existing Beijing Facility as well as a labor supply, water, electricity and other support services and the Company has provided equipment, tools, technical expertise and materials necessary to carry on jewelry manufacturing operations. Under the agreement, China Jewellery is responsible for actual jewelry assembly and manufacturing and the Company provides raw materials and technical expertise. The Company pays assembling fees to China Jewellery in an amount equal to HK$1.00 (US$0.13) per gram for fine gold jewelry, HK$3.00 (US$0.39) per gram for karat-gold jewelry and HK$0.60 (US$0.08) per gram for silver jewelry and gem assembling. The Agreement also provides that China Jewellery may perform jewelry manufacturing and assembly operations for other parties using the Beijing Facility provided that such operations do not interfere with the manufacturing and assembly operations and requirements of the Company and provided that such products are manufactured exclusively for domestic consumption within the PRC. The Company is entitled to receive a fee from China Jewellery with respect to all jewelry manufactured for third parties at the Beijing Facility with the amount of such fees to be determined on a case-by-case basis ("Subcontracting Fees"). The Agreement for Jewellery Assembling with China Jewellery expires in November of 2004.

     The Company also carries on jewelry manufacturing and assembly operations at its Shenzhen Facility pursuant to an agreement with Shenzhen Craft which is substantially similar to the manufacturing arrangement with China Jewellery except on a smaller scale and except that the Shenzhen Facility is used exclusively for manufacturing products for the Company. Shenzhen Craft is paid manufacturing fees in an amount equal to approximately $2,000 per month . The agreement with Shenzhen Craft expires in December of 2010.

     Actual manufacturing and assembly operations are performed by skilled workers under the supervision of a team of technicians. Before actual manufacturing or assembly commences, product specifications are established, product design is undertaken and raw materials are purchased and inspected. The manufacturing and assembly process is tailored to the specifications of the items being manufactured. Chain jewelry manufacturing begins with the melting of gold or silver into bars which are rolled and elongated on a press. The process is repeated a number of times until the bar is reduced to wire of approximately 20mm. The wire is then stretched to produce a finer wire which is then cut and strung to form chains. The chains are then cut, sized and graded. Manufacturing of other jewelry items, including ornaments which may be attached to chains, typically begins with the construction of a metal prototype. A mold is then formed around the model. Molds are, in turn, used to produce wax models and hardened plastic molds. For solid gold or silver pieces, casting is then performed by filling or injecting molds with melted gold or silver which has been mixed with appropriate alloys to achieve the desired level of purity. As an alternative to the traditional casting method, the Company casts "electro-form" jewelry utilizing a proprietary technique to bond gold to an underlying jewelry form. The plaster mold is then removed and the constituent jewelry parts are cleaned, assembled, soldered and pre-polished. Designs or impressions are affixed to appropriate component parts by stamping, cutting or grinding. Component parts are shaped and assembled to specifications in accordance with the product design. Virtually all final assembly is performed by hand at row tables at which all necessary tools to perform fine assembly operations are available.

     In addition to manufacturing undertaken to fill the Company's product requirements and manufacturing undertaken by China Jewellery at the Company's Beijing Facility, the Company provides contract jewelry manufacturing for certain customers who provide all product specifications and raw materials. The Company is paid negotiated subcontracting fees for manufacturing such products (also, "Subcontracting Fees").

     The Company presently has adequate facilities and support staff to manufacture and assemble approximately 500,000 pieces of jewelry annually. Manufacturing capacity is expected to increase to approximately 800,000 pieces annually upon moving into the Company's new facilities in Beijing.

Quality Control

     Strict quality control procedures are followed before and throughout the manufacturing process to assure that products are manufactured with the highest degree of precision in compliance with the Company's design specifications. Before the commencement of manufacturing, all raw materials undergo a thorough inspection to assure that stones purchased are of the right type, quality and quantity. Trained technicians monitor and test the purity of all gold to assure the karat accuracy of all gold produced. Quality checks are carried out on all products at each stage of production to ensure that the products meet the Company's quality standards. To ensure the quality of all jewelry produced, all production workers receive production and quality control training and quality control supervisors are present and oversee all production operations and, finally, all finished goods are checked by the Company's quality control team before shipment to customers.

Inventory Policy and Control

     The Company manufactures products in accordance with customer purchase orders and sales forecasts of management. The Company's production schedule is closely monitored by the production management team. The Company's policy is to manufacture and maintain approximately 20 to 30 days' stocks in inventory to ensure customer's delivery schedules are met.

     Raw materials are normally purchased based on production schedules and are generally ordered 7 to 14 days before the production commences. At the assembly line, workers are provided only the raw materials required for assembly of scheduled production. Materials are weighed before and after each production run and all production workers are required to account for any losses of stones or gold or silver over prescribed limits.

     Stocks of raw materials and finished products are stored in secure areas in the Company's Hong Kong offices, access to which is restricted to authorized personnel.

Sales and Marketing

     Marketing of the Company's products is carried out by the Company's internal sales and marketing force for all products sold outside of the PRC and by China Jewellery, Yiu Ping and Tai Yuen for all products sold within the PRC.

     The Company's internal sales staff is located in the Company's offices in Hong Kong and carries out sales and marketing activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Company's sales staff is responsible for establishing and maintaining relations with independent sales representatives and customers as well as marketing the Company's products to potential customers. The Company's senior management and marketing staff regularly attends major jewelry fairs in Hong Kong to promote the Company's products and new customers. Additionally, the Company periodically advertises in jewelry magazines and makes direct mailings of new product catalogues.

     Marketing of products within the PRC is conducted exclusively through China Jewellery, Yiu Ping and Tai Yuen as agents for the Company. China Jewellery, Yiu Ping and Tai Yuen possess the requisite licenses to market gold and silver within the PRC. Pursuant to a Sales Agency Agreement with China Jewellery, China Jewellery handles substantially all aspects of marketing the Company's products in the PRC in exchange for an agency fee in the amount of fifteen percent (15%) of the sales price of fashion jewelry, ten percent (10%) of the sales price of silver and karat gold jewelry and Rmb 1.00 (US$0.12) per gram on fine gold jewelry. The Company, in turn, acts as agent for China Jewellery with respect to sales of China Jewellery products in Hong Kong, for which the Company is entitled to agency fees in the same amounts payable by the Company to China Jewellery. The Sales Agency Agreement with China Jewellery expires in November of 2004.

     The Company also sells jewelry in the PRC through Yiu Ping and Tai Yuen pursuant to agreements which are similar to the Sales Agency Agreement with China Jewellery. Pursuant to such agreement, the Company pays agency fees to Yiu Ping and Tai Yuen consisting of approximately 3% to 5% of the sales price of jewelry sold.

     During the year ended March 31, 1997, the Company's sales and Subcontracting Fees were approximately $15.6 million, or 38.1%, in Hong Kong, $12.2 million, or 29.7%, in the PRC, $5.7 million, or 14%, in the Middle East, $4.6 million, or 11.3%, elsewhere in Southeast Asia, $1.5 million, or 3.7%, in Europe, and $1.3 million, or 3.2%, in the United States.

     The Company's presently intends to seek and hire additional sales and marketing personnel in order to expand the Company's marketing efforts in Europe and the Middle East.

Customers

     The Company's customers consist principally of a combination of wholesale distributors and jewelry retailers in the PRC, Hong Kong, Europe, the Middle East and Southeast Asia. At March 31, 1997, the Company had approximately 30 regular customers and its products were sold in approximately 2,500 retail outlets in the PRC and Hong Kong. The Company's five largest customers accounted for approximately 32.3% of net sales during the fiscal year ended March 31, 1997. Chow Tai Fook Jewellery Co., Ltd., which accounted for 12.3% of sales during fiscal 1997, is the only customer which accounted for more than 10% of sales in that period. The Company has no long term contracts with any customers. Chow Tai Fook Jewellery Co., Ltd. has been a customer of the Company for more than five years.

Competition

     The jewelry industry is highly fragmented, with little significant brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived high value and quality in relation to price.

     While many competitors in the wholesale jewelry manufacturing and distribution business may have a wider selection of products or greater financial resources, the Company believes its competitive position is enhanced by the Company's broad customer base, experienced management team and the Company's close relationship with its customers and vendors. Therefore, although the competition is intense, the Company believes that it is well positioned to compete in the jewelry industry.

Employees

     As of March 31, 1997, the Company had approximately 1,200 employees, including 7 executive officers, 22 other management personnel, 45 persons in administration, 1,054 persons in manufacturing and production and 72 persons in sales and marketing. Of the Company's employees, approximately 78 are located in Hong Kong with the remaining employees being located in the PRC. None of the Company's employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory.

Certain Foreign Operation Considerations

     The Company's operations are conducted in Hong Kong and the PRC. As a result, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     On July 1, 1997, sovereignty over Hong Kong transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (an "SAR"). As provided in the Sino-British Joint Declaration relating to Hong Kong and the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Company's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environments. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

     The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a portion of the Company's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Remninbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 2. PROPERTIES

     The Company operates three distinct facilities in Hong Kong and the PRC.

     The Company's executive offices are located at Unit 302-303A and Unit 410, Fu Hang Industrial Building, 1 Hok Yuen Street East, Hunghom, Hong Kong. Such facility consists of approximately 11,000 square feet of office space. Unit 302-303A is leased from Ms. Chan, an officer and director of the Company, for HK$1.35 million (US$175,000) per year pursuant to a lease expiring March 31, 1998. Unit 410 is leased from an unaffiliated third party for HK$300,000 (US$39,000) per annum pursuant to a lease expiring September 19, 1998. Such office space also houses certain marketing, product design and high quality gold production operations.

     The Company's principal production operations are located in facilities located in Shenzhen and Beijing, PRC. The Shenzhen facility consists of a modern multi-story industrial building of which the Company's manufacturing operations occupy one floor, or approximately 20,000 square feet. The Company leases the physical facility from Shenzhen City Highway Construction Co., Ltd. for a term of 20 years expiring January, 2007. Monthly lease payments on such facility are $6,420.

     The Company's operations in Beijing are presently housed in a five story 60,000 square foot facility consisting of three floors of manufacturing space, one floor of office and administrative space and one floor of staff quarters. The existing facilities in Beijing are held pursuant to a 20 year lease expiring 2010 with China Jewellery and providing for monthly lease payments of $5,048. Adjacent to the Beijing facility is a 5,000 square foot building which serves as the facility's power plant. A 14-story building is presently under construction adjacent to the Company's facility in Beijing. Upon completion, the Company will lease 3 floors of the new building (approximately 100,000 square feet) and move all of its Beijing operations to the new building. The Company expects to move into the new building in early 1998 and will sign a 20 year lease on such premises at an anticipated monthly rental rate, including management fees, of $22,500.

     The Company believes that its existing facilities and facilities under construction will be adequate to support the Company's operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time a party to lawsuits incidental to its business. The Company and its management are not presently aware of any pending or threatened proceedings which, individually or in the aggregate, are believed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     There is no established public trading market for the Company's Common Stock. The Common Stock trades on a sporadic basis in the over-the-counter market. While the Company intends to commence trading of its shares on the NASD Electronic Bulletin Board, there is no assurance that a trading market will develop or that any such market which may develop will be sustained.

Holders

     At March 31, 1997, there were approximately 114 record holders of the Company's Common Stock.

Dividends

     While the Hang Fung Group paid a one-time dividend of $5 million during fiscal 1996, prior to the Exchange, the Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

Sales of Unregistered Securities

     During the fiscal year ended March 31, 1997, the Company sold the following unregistered securities without the use of underwriters and without the payment of any discounts or commissions, except as otherwise noted:

          (1) In December of 1996, the Company issued an aggregate of 10,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock to the then shareholders of the Hang Fung Group in exchange for all of the issued and outstanding shares of the Hang Fung Group.

          (2) In January of 1997, the Company issued an aggregate of 800,000 shares of common stock for $1,000,000 in cash to a single accredited investor. The Company paid commissions in connection with the sale totaling $122,500.

     The issuance of the above securities to the shareholders of the Hang Fung Group and to the accredited investor referred to in (2) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on the limited number of purchasers and based on representations from the purchasers that they were acquiring for investment only and not with a view to or for sale and restrictive legends were affixed to the share certificates issued in such transactions.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data derived from the consolidated financial statements of the Company which appear elsewhere herein. Quality Prince was acquired by the Company in December of 1996 in a transaction accounted for as a recapitalization of Quality Prince with Quality Prince as the acquiror (a "reverse acquisition"). On this basis, the historical consolidated financial statements of the Company prior to December 31, 1996 are those of Quality Prince and the historical shareholders' equity of Quality Prince as of March 31, 1995 and 1996 has been retroactively restated to reflect the equivalent number of shares of the Company issued for such acquisition. The acquisition of the various members of the Hang Fung Group by Quality Prince in December of 1996 has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. The following data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.


                                                             Year Ended March 31,
                                        ------------------------------------------------------------
Income Statement Data:                    1993         1994         1995         1996          1997
                                        --------     --------     --------     --------     --------
Net sales...........................    $ 10,568     $ 13,197     $ 18,478     $ 19,348     $ 32,748
Subcontracting fees.................       2,786        3,481        4,902        7,520        8,210
                                        --------     --------     --------     --------     --------
  Total revenues....................      13,354       16,678       23,380       26,868       40,958
Gross profit........................       3,668        4,585        7,004        8,046       10,971
Operating income....................       1,870        2,262        4,335        5,312        7,344
Other income (expense), net.........      ( 169)       ( 185)       ( 274)       ( 329)       ( 741)
Income before taxes.................       1,701        2,077        4,061        4,983        6,603
Net income..........................     $ 1,032      $ 1,311      $ 2,589      $ 3,333      $ 4,475
                                         =======      =======      =======      =======      =======
Net income per share (1)............     $  0.10      $  0.12      $  0.22      $  0.28       $ 0.37
                                         =======      =======      =======      =======       ======
Weighted average shares
 outstanding (1)....................  10,500,000   10,500,000   11,736,575   11,899,521   12,197,260
                                      ==========   ==========   ==========   ==========   ==========


                                                            Year Ended March 31,
                                           ---------------------------------------------------------
Balance Sheet Data:                         1993       1994         1995         1996        1997
                                           --------   --------     --------     --------     -------
Working capital.....................       $ 107      $ 1,042      $ 3,024      $   613      $ 2,768
Total assets........................         992       14,288       17,517       15,676       21,409
Long-term debt, less
 current portion....................          54          338          286          879        1,550
Stockholders' equity (2)............         279        1,579        4,531        3,038        8,017

------------------------
(1) Net income per share is computed assuming (i) the 10,500,000 shares issued pursuant to the Exchange were outstanding for all periods presented, (ii) the 1,275,000 shares issued in connection with initial formation of New Wine were issued April 12, 1994 and (iii) the 225,000 shares issued by New Wine pursuant to a Rule 504 offering were issued September 11, 1995.
(2) Stockholders' equity at March 31, 1996 reflects the payment of a dividend in the amount of $5,000,000 by the Hang Fung Group prior to the acquisition of the Hang Fung Group by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Trends and Contingencies" beginning on page 14 of this Form 10-K.

General

     The following discussion should be read in conjunction with the Company's financial statements appearing elsewhere herein.

     Prior to December of 1996, the Company was engaged in limited operations relating to the production and distribution of record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; operation of a music publishing firm; and, generally, the business of providing personal business management services for professional entertainers. On December 19, 1996, the Company acquired the Hang Fung Group and entered into the jewelry manufacturing and distribution business. The acquisition of the Hang Fung Group has been accounted for using the purchase method of accounting with the transaction being accounted for as a "reverse acquisition." The Company does not consider the operations prior to the acquisition of the Hang Fung Group to be material to an understanding of the Company. Accordingly, this discussion relates to the operations of the Hang Fung Group for all periods presented, excluding the former operations of New Wine, Inc.

     Hang Fung's historical operations have consisted of designing, assembling, merchandising and distributing a full line of gold and silver jewelry products and other ornamental products on a wholesale basis in Hong Kong, China, Europe, the Middle East and Southeast Asia. Revenues from such operations are generated through the manufacturing and wholesaling of the Company's jewelry products, subcontract jewelry manufacturing for selected customers and through fees payable to the Company by its business partners in the PRC, China Jewellery, for marketing services outside of China and for use of the Company's manufacturing facilities in the production of jewelry by China Jewellery (fees earned by the Company for (1) subcontract manufacturing of jewelry on behalf of selected customers who provide all raw materials and product specifications and (2) the manufacture of jewelry by China Jewellery at the Beijing Facility for sale to customers of China Jewellery, are referred to, collectively, as "Subcontracting Fees").

     The primary cost of operating the Company's jewelry business is the raw material cost of jewelry. The Company assembles or manufactures all of the jewelry which it sells, other than sales made as agent for China Jewellery. The Company constantly compares price and quality of jewelry raw materials and finished products to assure that it is obtaining the best price and quality available. The cost of such products varies with currency fluctuations and other factors beyond the Company's control. While any fluctuations in the Company's price of acquiring raw materials may adversely affect the Company's profit margins, the Company has historically been able to pass such cost fluctuations on to its customers. See "Business - Purchasing."

     The Company's other significant operating expenses are marketing costs, including participation in advertising programs, customer support, inventory and quality control, jewelry design and general corporate overhead.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations expressed as a percentage of total revenues.

                                        Year Ended March 31,
                                    1995      1996      1997
                                   -----      ----      ----
Total revenues..................   100.0%    100.0%    100.0%
Cost of sales...................    70.0      70.1      73.2
                                    ----     -----     -----
Gross profit....................    30.0      29.9      26.8
Operating expenses..............    11.4      10.2       8.9
                                    ----      ----     -----
Income from operations..........    18.6      19.7      17.9
Other income (expense)..........    (1.2)     (1.2)     (1.8)
                                    ----      ----      -----
Income before income taxes......    17.4      18.5      16.1
Income taxes....................    (6.3)     (6.2)     (5.2)
                                    ----      ----      -----
Net income......................    11.1      12.3      10.9
                                    ====      ====      ====

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

     Revenues and Gross Profit. Operating revenues increased by 52.4% to $40.9 million for the year ended March 31, 1997 as compared to the $26.9 million for fiscal 1996. Sales of Company products were up 69.3% to $32.7 million during fiscal 1997 as compared to $19.3 million in sales during fiscal 1996. Subcontracting Fees increased by a 9.2% to $8.2 million during fiscal 1997 from $7.5 million during fiscal 1996. The increase in sales was attributable to growing demand for electro-form jewelry and gold card ornaments as well as increased demand in the PRC resulting from a recovery in the PRC economy. The increase in Subcontracting Fees was attributable to increased demand for gold products in Hong Kong which resulted in an increase in orders by subcontract manufacturing customers. Geographically, sales in Hong Kong were up during fiscal 1997 due to growing demand for gold jewelry and improving economic conditions, increasing approximately 55.3% to $15.6 million from $10.1 million in fiscal 1996, sales in the PRC were up during fiscal 1997 due to improving economic conditions and higher income, increasing approximately 20.6% to $12.2 million from $10.1 million in fiscal 1996, sales in Europe were down during fiscal 1997 due to continued weakness in European economies, decreasing approximately 29.9% to $1.5 million from $2.1 million in fiscal 1996, sales in the Middle East were up during fiscal 1997 due to increased marketing efforts by the Company, increasing approximately 74.7% to $5.7 million from $3.3 million in fiscal 1996, sales in Southeast Asia during fiscal 1997 were up due to increases in orders by existing customers, increasing 260.2% to $4.6 million from $1.3 million in fiscal 1996, and sales in the United States totaled $1.3 million during fiscal 1997 with the commencement of selling efforts in the United States during the fourth quarter of fiscal 1997.

     Gross profits increased by 36.4% to $11.0 million in fiscal 1997 from $8.0 million during fiscal 1996. The increase in gross profits was attributable to increased sales and Subcontracting Fees during the period which were partially offset by a reduction in gross margins. Gross margins were down during the period to 26.8% from 29.9%. However, excluding Subcontracting Fees, profit margins improved on sales of Company products during the period as a result of increased demand and accompanying higher profit margins for electro-form jewelry.

     Operating Expenses. Operating expenses totaled $3.6 million during fiscal 1997, an increase of 32.7% from operating expenses of $2.7 million in fiscal 1996. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with higher sales volume and the impact of inflation in certain expenses in Hong Kong and China.

     Other Income/Expense. Other income/expense during the period consisted of gains/losses from trading of fashion jewelry, interest income and interest expense and expenses attributable to the reverse acquisition. Net other expense totaled $0.7 million during fiscal 1997 as compared to $0.3 million in fiscal 1996. The increase in net other expense during the period was primarily attributable to expenses associated with the reverse acquisition totaling $350,000.

     Income Taxes. Income taxes increased by 29.0% from approximately $1.6 million in fiscal 1996 to $2.1 million in fiscal 1997. The increase in income taxes during the period was attributable to the increase in the taxable earnings of the Company.

Year Ended March 31, 1996 Compared to Year Ended March 31, 1995

     Revenues and Gross Profit. Operating revenues increased by 14.9% to $26.9 million during the fiscal year ended March 31, 1996 as compared to $23.4 million during fiscal 1995. Sales of Company products were up 4.7% to $19.3 million during fiscal 1996 as compared to $18.5 million in sales during fiscal 1995. The Company also reported a 53.4% increase in Subcontracting Fees to $7.5 million during fiscal 1996 from $4.9 million during the prior year. The increase in sales was attributable to increased sales of electro-form items and gold card ornaments as well as market expansion in Hong Kong and the Middle East. The increase in Subcontracting Fees was attributable to increased demand for gold products which resulted in the addition of new sub-contract manufacturing customers and an increase in manufacturing by China Jewellery at the Company's facilities on behalf of its customers. Geographically, sales in Hong Kong were up during fiscal 1996 due to growing demand for gold jewelry and improving economic conditions, increasing approximately 31.3% to $10.1 million from $7.7 million in fiscal 1995, sales in the PRC were up during fiscal 1996 due to growth in the PRC economy, increasing approximately 15.9% to $10.1 million from $8.7 million in fiscal 1995, sales in Europe were down during fiscal 1996 due to weak economic conditions, decreasing approximately 23.4% to $2.1 million from $2.8 million in fiscal 1995, and sales in the Middle East were up during fiscal 1996 due to increasing marketing efforts by the Company, increasing approximately 59.6% to $3.3 million from $2.1 million in fiscal 1995. Sales in Southeast Asia were down during 1996 approximately 40.4% to $1.3 million from $2.1 million in fiscal 1995 due to an increase in the number of Southeast Asian customers buying jewelry through their offices in Hong Kong.

     Gross profits increased by 14.9% to $8.0 million in fiscal 1996 from $7.0 million during fiscal 1995. The increase in gross profits was attributable to increased sales during the period and an improvement in gross margins. Gross margins were down during the period to 29.9% from 30.0%.

     Operating Expenses. Operating expenses totaled $2.7 million during fiscal 1996, an increase of 2.4% from fiscal 1995. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with increased sales and expenses for expansion in overseas markets.

     Other Income/Expense. Other income/expense during the period consisted of gains/losses from trading of fashion jewelry, interest income and interest expense. Net other expense totaled $329,000 during the period as compared to $274,000 in 1995. The increase in net other expense during the period was attributable to interest expense associated with capital leases of new equipment.

     Income Taxes. Income taxes increased by 12.1% from approximately $1.5 million in fiscal 1995 to $1.7 million during fiscal 1996. The increase in income taxes during the period was attributable to the increase in the taxable earnings of the Company.

Trends and Contingencies

     Future operating results are expected to be impacted by the ongoing expansion of manufacturing operations in Beijing. Expanded modern manufacturing facilities are presently being constructed which are expected to increase the Company's overall manufacturing capacity by approximately 100%. Completion of such facilities is presently anticipated by early 1998. In conjunction with the expansion of manufacturing capacity, the Company is presently planning to expand its marketing efforts in Europe and the Middle East during fiscal 1998. The expansion of manufacturing operations and marketing efforts will entail certain increased operating costs, including one-time costs associated with such new operations, which may adversely impact operating margins in the short-term. However, management believes that such expansion will improve operating efficiency adding to revenues, net income and net margins in the coming years.

Liquidity and Capital Resources

     At March 31, 1997, the Company had cash balances totaling $94,000 and a working capital balance of $2.8 million. This compares to a cash balance of $244,000 and working capital of $0.6 million at March 31, 1996.

     Cash provided by operations decreased from the prior year primarily due to increases in accounts receivable and inventories. The Company's accounts receivable increased to $5.1 million, or approximately 12.5% of fiscal 1997 revenues, at March 31, 1997 as compared to approximately $3.0 million, or 11.1% of fiscal 1996 revenues, at March 31, 1996. The increase in accounts receivable during fiscal 1997 was attributable to increased sales levels and the granting of more favorable payment terms to selected customers. Days sales outstanding in receivables increased to 45 days at March 31, 1997, from 40 days at March 31, 1996. The increase in inventory was also attributable to the increase in sales which has required the Company to maintain higher inventory levels to support growing sales.

     The Company used $4.2 million, $2.1 million and $1.3 million for investing activities in fiscal 1997, 1996 and 1995, respectively. The investment of cash in each of those periods related primarily to acquisitions of property, plant and equipment to increase the Company's production capacity in order to support growing sales.

     Financing activities provided $1.3 million in fiscal 1997 as compared to using $5.4 million in fiscal 1996. Cash generated from financing activities in fiscal 1997 consisted primarily of proceeds from the issuance of common stock and increases in bank borrowings. In fiscal 1996, the Company's cash used in financing activities included the payment of a one time dividend of $5 million.

     The Company's primary liquidity needs are to fund accounts receivable and inventories as well as to fund the Company's planned expansion. The Company has historically funded its operations through a combination of internally generated cash and short-term borrowings under bank lines of credit. The Company's expansion plans have been funded by bank loan facilities and internally generated cash. During fiscal 1997, the Company raised $1 million, before payment of offering expenses, from the sale of 800,000 shares of common stock to fund certain costs associated with construction of the Beijing facility and working capital requirements. The Company is presently evaluating other possible efforts to raise additional capital but has no commitments in that regard.

     At March 31, 1997, the Company had no material capital commitments other than those necessary to support its existing operations and to carry out planned expansion of its Beijing operations. The total cost of establishment of the new manufacturing facilities in Beijing is expected to be $2.8 million and will consist primarily of the cost of new machinery, relocation costs and training costs. Approximately $1.2 million of such costs had been paid as of March 31, 1997. Such costs are expected to be financed through internally generated cash. The Company is not responsible for any costs associated with the construction of such facilities.

     The Company has no other material commitments to expend capital resources outside of ordinary operating expenses. However, the Company intends to use available funds as needed to expand its jewelry distribution operations in Europe and the Middle East.

     At March 31, 1997, the Company's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. The Company's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, bank guarantees, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. The Company's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. The Company's total available bank credit facilities at
March 31, 1997 were approximately $5.5 million of which approximately $4.2 million had been used at such date. Management believes that such bank credit facilities are adequate to meet the Company's bank credit needs for at least the next 12 months and that such facilities can be readily renewed or replaced as they come due.

     At March 31, 1997, the Company also had a number of capital leases and operating leases pursuant to which the Company holds various facilities and equipment. At March 31, 1997, the Company's capital lease obligations totaled $489,000 of which $229,000 was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by the Company of approximately $281,000 in fiscal 1998.

     The Company believes that the available trade credit, bank credit facilities, funds on hand and funds generated from operations, will be sufficient to satisfy the Company's anticipated working capital requirements for at least the next 12 months.

Seasonality

     The jewelry business is highly seasonal, with the third and fourth calendar quarters (second and third fiscal quarters), which includes the Christmas shopping season, historically contributing the highest sales. Seasonality cannot be predicted or counted upon, and the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

     The following table sets forth the Company's unaudited net sales for the periods indicated (dollar amounts are in thousands):


                                                   Fiscal Year Ended March 31,
                            -----------------------------------------------------------------------
                                     1995                     1996                     1997
                            --------------------       ------------------      --------------------
                             Amount         %          Amount         %        Amount            %
                             ------       -----        ------       -----      -------        -----
1st Quarter (4/1-6/30)       $5,097        21.8        $5,961        22.2      $ 7,788         19.0
2nd Quarter (7/1-9/30)        5,868        25.1         6,608        24.6        9,980         24.4
3rd Quarter (10/31-12/31)     6,804        29.1         7,684        28.6       12,639         30.8
4th Quarter (1/1-3/31)        5,611        24.0         6,615        24.6       10,551         25.8
                             ------       -----        ------       -----      -------        -----
    Total                   $23,380       100.0       $26,868       100.0     $ 40,958        100.0
                            =======       =====       =======       =====     ========        =====

Inflation

     Inflation has historically not had a material effect on the Company's operations. When the price of gold or other raw materials has increased, these costs historically have been passed on to the customer. Furthermore, as the Company does not have either long-term supply contracts or long-term contracts with customers, prices are quoted based on the prevailing prices for semi-precious gemstones or metals. Accordingly, the Company does not believe inflation will have a material effect on its future operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co., appears on pages F-1 through F-18 of this report. See Index to Financial Statements on page 23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of the Hang Fung Group by the Company, on December 20, 1996, the Company's Board of Directors selected Arthur Andersen & Co. to serve as its new independent accountants and dismissed Albright, Persing & Associates, Ltd., Certified Public Accountants, of Reno, Nevada which previously served as the independent accountants for the Company.

     Albright, Persing & Associates' reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty (other than uncertainty as to the company's continuing as a going concern), audit scope, or accounting principles. In connection with its audits for fiscal years 1994 and 1995 and through December 20, 1996, there were no disagreements with Albright, Persing & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Albright, Persing & Associates would have caused them to make reference thereto in its reports on the financial statements for such years.

     Arthur Andersen & Co. served as the principal accounting firm for the Hang Fung Group with respect to the financial statements of such companies for fiscal years ended March 31, 1994, 1995 and 1996.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                   Age                       Position
----                   ---                       --------
Lam Sai Wing........... 42  Chairman, Chief Executive Officer and President
Chan Yam Fai, Jane..... 34  Vice President, Chief Financial Officer and Director
Ng Yee Mei............. 35  Vice President and Director
Cheng Wa On............ 44  Director

Terms of Office

     The directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors in office are elected and duly qualified. All officers serve at the discretion of the Board of Directors except as set forth in employment agreements.

Family Relationships

     Lam Sai Wing and Chan Yam Fai, Jane are husband and wife.

Business Experience

     Lam Sai Wing has served as Chairman of the Board, Chief Executive Officer and President of the Company since the Exchange in December of 1996 and of the Company's predecessor and operating subsidiaries, the Hang Fung Group since founding the Hang Fung Group in 1986.

     Chan Yam Fai, Jane has served as Vice President, Chief Financial Officer and a Director of the Company since the Exchange in December of 1996 and of the Hang Fung Group since 1990.

     Ng Yee Mei has served as Vice President and a Director of the Company since the Exchange in December of 1996 and of the Hang Fung Group since 1991.

     Cheng Wa On has served as a Director of the Company since the Exchange in December of 1996. Mr. Cheng has been employed by the Hang Fung Group as Export Manager since 1986.

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 1997.

     All of the filing requirements were satisfied on a timely basis in fiscal 1997, except that Lam Sai Wing, Chan Yam Fai Jane, Ng Yee Mei, Cheng Wa On, Lam Mo Wan, Chan Wai Sum and Good Day Holdings, Ltd. failed to file on a timely basis their initial report of their holdings on Form 3. Reports on Form 3 have since been filed by each of such persons. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 and the Chief Executive Officer for the three years ended March 31, 1997:

                                                       Annual Compensation
                                          ------------------------------------------
                                                                      Other Annual      All Other
         Name and Principal Position      Year    Salary    Bonus   Compensation (2)  Compensation
         ---------------------------      ----   --------   -----   ----------------  ------------
Lam Sai Wing............................  1997   $145,000   $ -0-        $   -0-         $ -0-
 Chief Executive Officer, Chairman of     1996     55,000     -0-         15,000           -0-
 the Board and President (1)              1995     45,000     -0-         15,000           -0-

------------------------
(1)  Mr. Lam assumed the  positions  indicated,  including the position of Chief
     Executive Officer, following the Exchange in December of 1996. The compensation indicated represents amounts paid by the Hang Fung Group during each of the years indicated. Mr. Claude Smith served as Chief Executive Officer of the Company during each of the years indicated and up until the Exchange in December of 1996 at which time Mr. Lam assumed the
     position  of  Chief   Executive   Officer.
(2) Mr. Lam's other annual compensation consists of a housing allowance of $15,000.

Director's Compensation

     No compensation has been paid to any directors for service in such capacity in the past and no such compensation is presently payable to directors. At such time as the Board of Directors deems appropriate, the Company intends to adopt an appropriate policy to compensate non-employee directors in order to attract and retain the services of qualified non-employee directors.

Employment Agreements

     The Company has employment agreements with Lam Sai Wing and Chan Yam Fai, Jane. Each of these agreements expires December 31, 2003. The employment agreements, as amended, provide for a base salary and bonus of HK$1,122,000 (US$145,000) annually for Mr. Lam and HK$150,000 (US$19,000) for Ms. Chan including a housing allowance and participation in all other benefit plans adopted by the Company.

Pension Plan

     The Company's subsidiaries in Hong Kong have adopted a voluntary defined contribution pension plan (the "Plan") for its employees in Hong Kong. The Plan generally covers all employees of the Company's operating subsidiaries (excluding contract workers in the PRC) who have completed three months of service with the Company. Employees electing to participate in the Plan defer, in the form of a contribution to the Plan, an amount equal to five percent (5%) of their monthly salary and the Company makes a matching contribution on behalf of each participating employee.

     Participating employees are always fully vested with respect to contributions made by them to the Plan and earnings or increases thereon. Employees become vested in contributions made by the Company ratably over ten years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of August 1, 1997 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.


Name and Address of                                  Number of Shares
Beneficial Owner (1)                                 Beneficially Owned           Percent
--------------------                                 ------------------           -------

Good Day Holdings, Ltd (2)...........................     6,600,000  (2)            51.6%
 Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg.
 No. 1 Hok Yuen Street East, Kowloon, Hong Kong
Lam Mo Wan...........................................     1,800,000                 14.1%
 Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg.
 No. 1 Hok Yuen Street East, Kowloon, Hong Kong
Chan Wai Sum.........................................     1,800,000                 14.1%
 Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg.
 No. 1 Hok Yuen Street East, Kowloon, Hong Kong
Lam Sai Wing (2).....................................     6,600,000  (2)            51.6%
Carhill Limited......................................       800,000                  6.3%
 c/o Suite 4703, Central Plaza
 18 Harbour Road, Wanchai, Hong Kong
Chan Yam Fai, Jane...................................       300,000                  2.3%
Ng Yee Mei...........................................           -0-                    -
Cheng Wa On..........................................           -0-                    -
All officers and directors
 as a group (4 persons)..............................     6,900,000  (2)            53.9%

------------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.
(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings Ltd.

Preferred Stock

     Series A Preferred Stock. The following table is furnished as of August 1, 1997 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.


Name and Address of                                  Number of Shares
Beneficial Owner (1)                                 Beneficially Owned             Percent
--------------------                                 ------------------             -------
Good Day Holdings Ltd................................       100,000  (2)             100.0%
 Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg.
 No. 1 Hok Yuen Street East, Kowloon, Hong Kong
Lam Sai Wing.........................................       100,000  (2)             100.0%

------------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.
(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's predecessor and subsidiary, Hang Fung Group, has, from time to time entered into transactions with officers and directors of the Company and companies controlled by officers and directors of the Company.

     During the fiscal years ended March 31, 1996 and 1997, the Hang Fung Group reported sales of $83,000 and $0, respectively, to Hang Fung Jewellery Co., Inc. ("HFJCI"). Prior to October 1, 1996, HFJCI was beneficially owned by Lam Sai Wing and was engaged in marketing of products of the Hang Fung Group in the United States. Effective October 1, 1996, Mr. Lam disposed of all of his holdings in HFJCI to an unrelated party.

     During the fiscal years ended March 31, 1996 and 1997, the Hang Fung Group paid rental payments totaling $199,000 and $174,000, respectively, to Chan Yam Fai, Jane in connection with the lease of the Company's principal executive offices in Hong Kong.

     The Hang Fung Group has from time to time advanced funds to Lam Sai Wing. Receivables from Mr. Lam totaled $1,056,000 at March 31, 1996 and $475,000 at March 31, 1997. Such loans are unsecured, non-interest bearing and without pre-determined repayment terms.

     Lam Sai Wing and Chan Yam Fai, Jane have personally guaranteed the existing banking facilities of the Hang Fung Group and have pledged certain real estate as collateral to secure such banking facilities.

     With the exception of the non-interest bearing loans to Lam Sai Wing, all of the above transactions are believed by management to be on terms at least as favorable to the Company as may have been obtained from unaffiliated third parties. The Company has no present policy governing related party transactions but intends to implement a policy such that all future and ongoing transactions between the Company and its directors, officers, principal stockholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and any such transactions will be approved by a majority of disinterested directors of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          (1)  Consolidated   Financial  Statements:   See  Index  to  Financial
               Statements on page 23 of this report for financial statements and supplementary data filed as part of this report.

          (2)  Financial Statement Schedules

               None

          (3)  Exhibits

             Exhibit
             Number                     Description of Exhibit
             -------                    ----------------------

               2.1     Acquisition Agreement between  S.W.  Lam,  Inc.  and  the
                       shareholders of Hang  Fung  Jewellery Company Limited and
                       Kai Hang Jewellery Company Limited (1)
               3.1     Articles of Incorporation (1)
               3.2     Bylaws (1)
               4.1     Certificate of Designation  for Series A Preferred
                       Stock (1)
               10.1++  Employment Agreement  with Lam Sai Wing dated  January 1,
                       1994 (1)
               10.2++  Employment Agreement with Chan Yam Fai, Jane dated
                       January 1, 1994 (1)
               10.3    Sales Agency Agreement between Hang Fung Jewellery Co.,
                       Ltd. and China Jewellery Import & Export Co. (1)
               10.4    Agreement for Jewellery  Assembling   between  Hang  Fung
                       Jewellery Co., Ltd. and China Jewellery  Import & Export
                       Co. (1)
               10.5    Sales Cooperation Agreement between Hang Fung Jewellery
                       Co., Ltd. and China Jewellery Import & Export Co. (1)
               10.6    Confirmation Agreement between Hang Fung Jewellery Co.,
                       Ltd. and China Jewellery Import & Export Co. (1)
               10.7    Lease  Agreement  between  Chan Yam Fai,  Jane and Hang
                       Fung Jewellery Co., Ltd. re: executive offices (1)
               10.8++* Supplementary  Employment  Contract with Lam Sai Wing and
                       Lam Chan Yam Fai
               16.1    Letter from  Albright,  Persing & Associates  re:  change
                       of accountants (1)
               21.1    Subsidiaries (1)
               27.1*   Financial Data Schedules
               ------------------------
               ++   Compensatory plan or management agreement.
               *    Filed herewith
               (1)  Incorporated  by reference to the respective  exhibits filed
                    with   Registrant's   Registration   Statement  on  Form  10
                    (Commission File No. 0-22049)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        S.W. LAM, INC.



                                        By:  /s/ Lam Sai Wing
                                           -------------------------------------
                                           Lam Sai Wing
                                           President and Chief Executive Officer

Dated:  September 30, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                            Date
    ---------                            -----                            ----

/s/ Lam Sai Wing
-------------------------   President, Chief Executive Officer      September 30, 1997
Lam Sai Wing                (Principal Executive Officer) and
                            Chairman of the Board

/s/ Chan Yam Fai
-------------------------   Vice President, Chief Financial          September 30, 1997
Chan Yam Fai, Jane          Officer  (Principal Accounting
                            and Financial Officer) and Director

/s/ Ng Yee Mei
-------------------------   Vice President and Director              September 30, 1997
Ng Yee Mei

/s/ Cheng Wa On
-------------------------   Director                                 September 30, 1997
Cheng Wa On

                                 S.W. LAM, INC.

Index to Consolidated Financial Statements


                                                                         Page

Report of Independent Public Accountants................................  F-1

Consolidated Statements of Operations for the Years ended
 March 31, 1995, 1996 and 1997..........................................  F-2

Consolidated Balance Sheets as of March 31, 1996 and 1997...............  F-3

Consolidated Statements of Cash Flows for the Years ended
 March 31, 1995, 1996 and 1997..........................................  F-4

Consolidated Statements of Changes in Shareholders' Equity for
 the Years ended March 31, 1995, 1996 and 1997..........................  F-5

Notes to Consolidated Financial Statements..............................  F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of S. W. Lam, Inc.:


We have audited the accompanying consolidated balance sheets of S. W. Lam, Inc. (a company incorporated in the State of Nevada, United States of America; "the Company") and Subsidiaries ("the Group") as of March 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and Subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles in the United States of America.





ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong



Hong Kong,
August 5, 1997.

                                 S. W. LAM, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                      (Expressed in United States dollars)



                                                    1 9 9 5               1 9 9 6              1 9 9 7
                                              --------------------  --------------------  -------------------
                                                     $'000                 $'000                $'000
Revenues
    Net sales                                            18,478                19,348                32,748
    Subcontracting fees                                   4,902                 7,520                 8,210
                                              --------------------  --------------------  -------------------

         Total revenues                                  23,380                26,868                40,958

Cost of sales and services                              (16,376)              (18,822)              (29,987)
                                              --------------------  --------------------  -------------------

         Gross profit                                     7,004                 8,046                10,971

Selling, general and administrative
    expenses                                             (2,669)               (2,734)               (3,627)
                                              --------------------  --------------------  -------------------

         Operating income                                 4,335                 5,312                 7,344

Express relating to the reverse acquisition
                                                              -                     -                  (350)

Interest expenses                                          (346)                 (403)                 (389)

Interest income                                              17                    11                     -

Other income (expenses), net                                 55                    63                    (2)
                                              --------------------  --------------------  -------------------

         Income before income taxes                       4,061                 4,983                 6,603

Provision for income taxes                               (1,472)               (1,650)               (2,128)
                                              --------------------  --------------------  -------------------

         Net income                                       2,589                 3,333                 4,475
                                              ====================  ====================  ===================

Earnings per common share                     $            0.22     $            0.28     $            0.37
                                              ====================  ====================  ===================

Weighted average number of common share
                                                     11,736,575            11,899,521            12,197,260
                                              ====================  ====================  ===================


   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1996 AND 1997

                      (Expressed in United States dollars)


                                                                 1 9 9 6                1 9 9 7
                                                            ------------------     ------------------
                                                                  $'000                  $'000
ASSETS

Current assets:
    Cash                                                                  244                     94
    Accounts receivable, net                                            2,989                  5,106
    Inventories                                                         8,069                  8,509
    Prepayments and other current assets                                   14                    142
    Due from a director                                                 1,056                    475
                                                            ------------------     ------------------

         Total current assets                                          12,372                 14,326

Property, plant and equipment and capital leases, net                   3,304                  7,083
                                                            ------------------     ------------------

         Total assets                                                  15,676                 21,409
                                                            ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term bank borrowings                                          1,616                  2,275
    Long-term bank loans, current portion                                 381                    197
    Capital lease obligations, current portion                             50                    229
    Accounts payable                                                    1,353                  1,619
    Deposits from customers                                             4,016                  1,125
    Accrued liabilities                                                   329                    267
    Income taxes payable                                                4,014                  5,846
                                                            ------------------     ------------------

         Total current liabilities                                     11,759                 11,558

Long-term bank loans, non-current portion                                 851                  1,290
Capital lease obligations, non-current portion                             28                    260
Deferred taxation                                                           -                    284
                                                            ------------------     ------------------

         Total liabilities                                             12,638                 13,392
                                                            ------------------     ------------------

Shareholders' equity:
    Common stock, par value $0.001 each;  authorized
       - 25,000,000 shares; issued and  outstanding -
       12,000,000  shares at March 31, 1996 and
       12,800,000 shares at March 31, 1997                                 12                     13
    Preferred stock, par value $0.001 each; authorized -
       25,000,000 shares; issued and outstanding -
       Series A Preferred Stock - 100,000 shares                            -                      -
    Additional paid-in capital                                            323                    846
    Retained earnings                                                   2,533                  7,008
    Cumulative translation adjustments                                    170                    150
                                                            ------------------     ------------------

         Total shareholders' equity                                     3,038                  8,017
                                                            ------------------     ------------------

         Total liabilities and shareholders' equity                    15,676                 21,409
                                                            ==================     ==================


   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                      (Expressed in United States dollars)

                                                    1 9 9 5               1 9 9 6              1 9 9 7
                                              --------------------  --------------------  -------------------
                                                     $'000                 $'000                $'000
Cash flows from operating activities:
Net income                                                2,589                 3,333                 4,475
Adjustments to reconcile net income to net
    cash provided by operating activities -
    Depreciation of property, plant and
       equipment                                            373                   678                 1,031
    Provision for bad and doubtful debts                    202                   114                     -
    (Write back of) Provision for deferred
       income taxes                                          (5)                  (13)                  284
(Increase) Decrease in operating assets -
    Accounts receivable, net                             (1,773)                2,455                (2,117)
    Inventories                                             490                   179                  (440)
    Prepayments and other current assets                     (4)                    -                  (128)
    Due from a director                                  (1,440)                  431                   581
(Decrease) Increase in operating
    liabilities -
    Accounts payable                                         (6)                1,166                   266
    Deposits from customers                                (904)               (2,974)               (2,891)
    Accrued liabilities                                      50                   157                   (62)
    Income taxes payable                                  1,515                 1,671                 1,832
                                              --------------------  --------------------  -------------------
    Net cash provided by operating
       activities                                         1,087                 7,197                 2,831
                                              --------------------  --------------------  -------------------
Cash flows from investing activities:
Additions to property, plant and equipment
                                                         (1,297)               (2,090)               (4,243)
                                              --------------------  -------------------  --------------------

    Net cash used in investing activities                (1,297)               (2,090)               (4,243)
                                              --------------------  --------------------  -------------------
Cash flows from financing activities:
Net proceeds from issuance of common stock
                                                            279                    45                   524
Payment of dividends                                          -                (5,000)                    -
Net (decrease) increase in short-term bank
    borrowings                                              (57)                 (409)                  659
Repayment of capital element of capital
    lease obligations                                       (24)                  (27)                 (138)
Additions of long-term bank loans                           129                 1,257                   772
Repayment of long-term bank loans                          (418)               (1,279)                 (517)
                                              --------------------  --------------------  -------------------
    Net cash (used in) provided by
       financing activities                                 (91)               (5,413)                1,300
                                              --------------------  --------------------  -------------------
Effect of exchange rate changes on cash                      84                   150                   (38)
                                              --------------------  --------------------  -------------------

    Net decrease in cash                                   (217)                 (156)                 (150)

Cash, as of beginning of year                               617                   400                   244
                                              --------------------  --------------------  -------------------
Cash, as of end of year                                     400                   244                    94
                                              ====================  ====================  ===================

   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997

                      (Expressed in United States dollars)



                                                      Series A
                          Common stock             Preferred stock                               Cumulative
                     ------------------------  ------------------------
                      Number of                Number of                Additional   Retained    translation
                       shares     Par value      shares     Par value   paid-in      earnings    adjustments
                                                                         capital
                     ------------ -----------  ----------- ------------ -----------  --------    -----------
                        `000        $'000         `000        $'000       $'000        $'000       $'000
Balance as of
   March 31, 1994        10,500           11          100           -            -       1,611          (31)

   Common stock           1,275            1            -           -          278           -            -
     issued
   Net income                 -            -            -           -            -       2,589            -
   Translation
     adjustments              -            -            -           -            -           -           72
                     ------------ -----------  ----------- ------------ ----------- ------------ -----------

Balance as of
   March 31, 1995        11,775           12          100           -          278       4,200           41

   Common stock             225            -            -           -           45           -            -
     issued
   Net income                 -            -            -           -            -       3,333            -
   Dividends                  -            -            -           -            -      (5,000)           -
   Translation
     adjustments              -            -            -           -            -           -          129
                     ------------ -----------  ----------- ------------ ----------- ------------ -----------

Balance as of
   March 31, 1996        12,000           12          100           -          323       2,533          170

   Common stock             800            1            -           -          999           -            -
     issued
   Common stock
     issuance
     expenditures             -            -            -           -         (476)          -            -
   Net income                 -            -            -           -            -       4,475            -
   Translation
     adjustments              -            -            -           -            -           -          (20)
                     ------------ -----------  ----------- ------------ ----------- ------------ -----------

Balance as of
   March 31, 1997        12,800           13          100           -          846       7,008          150
                     ============ ===========  =========== ============ =========== ============ ===========



   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts expressed in United States dollars unless otherwise stated)


ORGANIZATION AND OPERATIONS

S. W. Lam, Inc. ("the Company"), formerly known as New Wine Inc., was incorporated on April 12, 1994 in the State of Tennessee, United States of America. On November 15, 1996, the Company effected a change of domicile by reincorporating in the State of Nevada, United States of America, and changed its name from New Wine, Inc. to S. W. Lam, Inc. In addition, on the same date, the Company effected a change in par value of each share of its common stock from $0.01 per share to $0.001 per share.

On December 31, 1996, the Company acquired 100% interest in Quality Prince Limited ("QPL"; a company incorporated in the British Virgin Islands) by issuing 10,500,000 shares of its common stock of par value $0.001 each, representing 87.5% of its enlarged issued share capital, and 100,000 shares of Series A Preferred Stock of par value $0.001 each, to the previous owners of QPL. QPL is an investment holding company which had acquired on December 19, 1996, 100% interest in the following companies:


                                                   Place of
               Name of company                   incorporation               Principal activities
---------------------------------------       -------------------   --------------------------------------
Hang Fung Jewellery Company Limited              Hong Kong             Production and selling of jewellery
    ("HFJCL")(Note a)                                                      products

Kai Hang Jewellery Company Limited               Hong Kong             Selling of jewellery products
    ("KHJCL")(Note a)

Soycue Limited ("SL")(Note b)                    British Virgin        Production and selling of jewellery
                                                     Islands               products

Macadam Profits Limited ("MPL")                  British Virgin        Sourcing, marketing and selling of
    (Note b)                                         Islands               jewellery products

Priestgill Limited ("PL")(Note b)                British Virgin        Marketing and selling of jewellery
                                                     Islands               products

------------------------
Note -

a. HFJCL took over the businesses previously undertaken by Hang Fung Jewellery Company ("HFJC") effective September 1995, and the businesses previously undertaken by Hang Fung Manufacturing Company ("HFMC") effective November 1994. Prior to December 19, 1996, HFJCL and KHJCL were jointly owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai. HFJC was an unincorporated sole-proprietorship entity owned by Mr. Lam Sai Wing. HFMC was an unincorporated sole-proprietorship entity owned by Ms. Chan Yam Fai.

b. Prior to December 19, 1996, SL, MPL and PL were solely owned by Mr. Lam Sai Wing.

The Company and its subsidiaries ("the Group") are principally engaged in the production and selling of jewellery products to customers in Hong Kong, the People's Republic of China ("the PRC") and other parts of the world. The Group maintains its head office in Hong Kong where it coordinates the Group's marketing and selling functions. Its production facilities are located in Hong Kong and the PRC.

The Group's production and selling activities in the PRC are mainly operated through arrangements with China National Pearl, Diamond, Gem and Jewellery Import and Export Corporation ("CNPIEC"), a PRC state-owned enterprise, which is one of the few entities authorized to trade gold and silver products in the PRC. During the year ended March 31, 1997, approximately 20% of the Group's sales and approximately 50% of the Group's subcontracting fees resulted from its business conducted in the PRC under these arrangements. The key transactions with CNPIEC were as follows:

a. Under a subcontracting agreement dated November 18, 1994 and subsequent supplemental agreement entered into between SL and CNPIEC, SL has operated a plant in Beijing, the PRC ("the Beijing Plant") to produce jewellery products for sales to customers outside the PRC.

b. The Beijing Plant also provides subcontracting services to PRC customers at the instruction and on behalf of CNPIEC, and shares a portion of the subcontracting fees received by CNPIEC. The initial term of the agreements is ten years expiring on November 17, 2004, and is renewable upon expiration. During the years ended March 31, 1995, 1996 and 1997, SL's share of these subcontracting fees amounted to approximately $3,566,000, $3,965,000 and $4,133,000, respectively.

c. Under an agency agreement and a co-operative selling agreement both dated November 18, 1994 and a subsequent supplemental agreement for these two agreements entered into between SL and CNPIEC, SL has appointed CNPIEC as its agent for sales of its gold and silver products in the PRC. In return, SL pays to CNPIEC an agency fee determined on a fixed percentage of the sales proceeds collected by CNPIEC. The term of the agreements is ten years expiring on November 17, 2004. During the years ended March 31, 1995, 1996 and 1997, the SL paid to CNPIEC agency fees approximately $196,000, $88,000 and $36,000, respectively.

d.   Other transactions with CNPIEC were as follows:


                                                        1 9 9 5             1 9 9 6             1 9 9 7
                                                   ------------------   -----------------   -----------------
                                                         $'000               $'000               $'000

         Purchases of gold and silver from
             CNPIEC                                           2,961                2,461                   -

         Management fees paid to CNPIEC                         115                   84                  54
                                                   ==================   =================   =================

e. Pursuant to an agreement between SL and CNPIEC, CNPIEC has agreed to undertake and pay for all of SL's PRC tax liabilities, including value-added tax, if any, relating to SL's operations under the above-mentioned activities.

Under an agency agreement and a co-operative selling agreement both dated December 1, 1994, SL has appointed Yiu Ping Gold and Silver Manufacturing Factory ("YPGSMF"), a PRC state-owned enterprise which is licensed to sell gold and silver products in the PRC, as its agent for sales of its gold and silver products in the PRC. In return, SL pays to YPGSMF an agency fee determined on a fixed percentage of the sales effected by YPGSMF. The term of the agreements is five years expiring on November 30, 1999. During the years ended March 31, 1995, 1996 and 1997, the Group paid to YPGSMF agency fees of approximately $35,000, $48,000 and Nil, respectively.

Under an agency agreement and a co-operative selling agreement both dated April 30, 1996, SL has appointed Tai Yuan Jewellery Crafts Factory ("TYJCF"), a PRC state-owned enterprise which is also licensed to sell gold and silver products in the PRC, as its agent for sales of its gold and silver products in the PRC. In return, SL pays to TYJCF an agency fee, which is subject to revision annually. The term of the agreements is ten years expiring on April 29, 2006. During the year ended March 31, 1997, the Group paid to TYJCF an agency fee of $60,000. TYJCF has also agreed to undertake and pay for all of SL's PRC tax liabilities, including value-added tax, if any, relating to SL's operations under the above-mentioned activities.

In addition, SL has entered into a subcontracting agreement with Shenzhen Crafts Hang Fung Jewellery Factory ("SCHFJF"), another PRC state-owned enterprise, for the production of SL's gold and silver products in Shenzhen, the PRC, for shipments out of the PRC. During the years ended March 31, 1995, 1996 and 1997, subcontracting fees paid to SCHFJF amounted to approximately $240,000, $240,000 and $127,000, respectively.

2.   SUBSIDIARIES

Details of the Company's subsidiaries as of March 31, 1997 were as follows:

                                Place of                               Percentage
                             incorporation       Issued and fully       of equity
          Name               and operations     paid share capital    interest held    Principal activities
-------------------------   -----------------   -------------------   --------------   ----------------------
Quality Prince Limited       British Virgin     $70 shares of $1          100%         Investment holding
                                Islands           each

Hang Fung Jewellery            Hong Kong        2 Class A                   -          Production and
   Company Limited                                (non-voting)                            selling of
                                                  and                     100%            jewellery products
                                                2 Class B               (Note a)
                                                  (voting) shares
                                                  of HK$1 each

Kai Hang Jewellery             Hong Kong        10,000 Class A              -          Selling of jewellery
   Company Limited                                (non-voting) and                        products
                                                2 Class B                 100%
                                                  (voting) shares       (Note a)
                                                  of HK$1 each

Soycue Limited               British Virgin     1 share of $1 each        100%         Production and
                                Islands                                                   selling of
                                                                                          jewellery products

Macadam Profits Limited      British Virgin     1 share of $1 each        100%         Sourcing, marketing
                                Islands                                                   and selling of
                                                                                          jewellery products

Priestgill Limited           British Virgin     1 share of $1 each        100%         Marketing and
                                Islands                                                   selling of
                                                                                          jewellery products

Note -

a. According to the Articles of Association of HFJCL and KHJCL, only the Class B (voting) shares have voting rights and preferential rights to dividends and in the distribution of assets. QPL held all of the Class B (voting) shares of HFJCL and KHJCL.

3.   BASIS OF PRESENTATION

The consolidated financial statements of the Company as presented herein include the financial statements of the Company and its subsidiaries. The acquisition of QPL by the Company on December 31, 1996 was treated as a recapitalization of QPL with QPL as the acquirer (reverse acquisition). On this basis, the historical consolidated financial statements of the Company prior to December 31, 1996 are those of QPL and the historical shareholders' equity of QPL as of March 31, 1995 and 1996 has been retroactively restated to reflect the equivalent number of shares of common stock of the Company issued for this acquisition.

The acquisitions of HFJCL, KHJCL, SL, MPL and PL by QPL on December 19, 1996 have been accounted for as a reorganization of entities under common control, similar to a pooling of interests as the shareholders and management control of HFJCL, KHJCL, SL, MPL, PL and QPL are the same before and after the acquisition.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. Significant accounting policies are summarized below:

a.   Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All material intra-group transactions and balances have been eliminated on consolidation.

b.   Revenues

     Revenues comprise (i) the net invoiced value of goods supplied to customers, which are recognized upon delivery of goods, passage of title to customers and the expiration of any right of return, and (ii) subcontracting fees, which are recognized when the subcontracting service is rendered.

     Deposits or advanced payments from customers prior to passage of title of goods and the expiration of right of return are recorded as deposits from customers.

c.   Income taxes

     Income taxes are provided under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

d.   Inventories

     Inventories are stated at the lower of cost, on a first-in first-out basis, or market. Costs of finished goods include direct materials, direct labor and an attributable portion of production overheads.

e.   Property, plant and equipment and capital leases

     Property, plant and equipment and capital leases are stated at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the asset's estimated useful life after taking into account the estimated residual value. The estimated useful lives are as follows : leasehold land - 50 years, building - 20 years, machinery and equipment - 5 to 7 years, motor vehicles - 5 years, and furniture, fixtures and office equipment - 5 years.

f.   Foreign currency translation

     The translation of the financial statements of group companies into United States dollars is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate gain (loss) from foreign currency transactions included in the results of operations were approximately $3,000, $1,000 and $(2,000) for the years ended March 31, 1995, 1996 and 1997, respectively.

g.   Financial instruments

     Financial instruments include cash, accounts receivable, accounts payable, short-term and long-term bank borrowings, and capital lease obligations for which their carrying amounts approximate fair values.

h.   Earnings per common share

     Earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the year.

i.   Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

5.   PROVISION FOR INCOME TAXES

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. The companies operating in Hong Kong are subject to Hong Kong profits tax at a rate of 16.5%, and the companies operating in the PRC are subject to PRC income taxes at a rate of 33%.

The components of provision for income taxes are:


                                       1 9 9 5                1 9 9 6               1 9 9 7
                                  -------------------   --------------------   -------------------
                                        $'000                  $'000                 $'000
Current tax
    -  Hong Kong profits tax                     39                    21                     24
    -  PRC income taxes                       1,438                 1,642                  1,820

Deferred tax                                     (5)                  (13)                   284
                                  -------------------   --------------------   -------------------

                                              1,472                 1,650                  2,128
                                  ===================   ====================   ===================

The reconciliation of the United States federal income tax rate to the effective income tax rate based on the income before income taxes as stated in the consolidated statements of operations is as follows:

                                                  1 9 9 5                1 9 9 6                1 9 9 7
                                             ------------------     ------------------     ------------------
U.S. federal income tax rate                            35.0%                  35.0%                  35.0%

Weighted average effect of different
    tax rates in the foreign
    jurisdictions                                       (2.7%)                 (2.7%)                 (4.0%)

Permanent differences arising from
    non-deductible items                                 3.9%                   0.8%                   1.2%
                                             ------------------     ------------------     ------------------

Effective income tax rate                               36.2%                  33.1%                  32.2%
                                             ==================     ==================     ==================

6.   ACCOUNTS RECEIVABLE

Accounts receivable comprise:
                                                   1 9 9 6                1 9 9 7
                                              ------------------     ------------------
                                                    $'000                  $'000
Trade receivables                                         3,441                  5,558
Less: Allowance for doubtful accounts                      (452)                  (452)
                                              ------------------     ------------------

Accounts receivable, net                                  2,989                  5,106
                                              ==================     ==================


7.   INVENTORIES

Inventories comprise:
                                                   1 9 9 6                1 9 9 7
                                              ------------------     ------------------
                                                    $'000                  $'000

Raw materials                                             2,784                  3,907
Finished goods                                            3,317                  4,107
Consigned finished goods                                  1,968                    495
                                              ------------------     ------------------

                                                          8,069                  8,509
                                              ==================     ==================

8.   PROPERTY, PLANT AND EQUIPMENT AND CAPITAL LEASES

Property, plant and equipment and capital leases comprise:


                                                      1 9 9 6                1 9 9 7
                                                 ------------------     ------------------
                                                       $'000                  $'000
Property, plant and equipment:
Leasehold land and building                                    255                    255
Machinery and equipment                                      3,586                  6,688
Motor vehicles                                                  88                     89
Furniture, fixtures and office equipment                       312                  1,087

Capital leases:
Machinery and equipment                                        151                  1,022
                                                 ------------------     ------------------

Cost                                                         4,392                  9,141

Less: Accumulated depreciation
Property, plant and equipment                               (1,058)                (1,823)
Capital leases                                                 (30)                  (235)
                                                 ------------------     ------------------

Property, plant and equipment and capital
 leases, net                                                 3,304                  7,083
                                                 ==================     ==================

As of March 31, 1997, leasehold land and building with a net book value of approximately $221,000 and machinery and equipment with a net book value of approximately $328,000 were mortgaged to secure certain of the Group's banking facilities.

9.  SHORT-TERM BANK BORROWINGS

Short-term bank borrowings comprise:

                                     1 9 9 6                1 9 9 7
                                ------------------     ------------------
                                      $'000                  $'000

Bank overdraft                                518                    441
Import trust receipt loans                  1,098                  1,834
                                ------------------     ------------------

                                            1,616                  2,275
                                ==================     ==================

Short-term bank borrowings are secured by mortgages over the real estate property (leasehold land and building) and pledges of certain machinery and equipment of the Group, mortgages over certain real estate properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, and personal guarantees given by Mr. Lam Sai Wing and Ms. Chan Yam Fai. Interest on these borrowings is charged at Hong Kong prime lending rate plus 0.75% to 3.75%, which was 9.5% to 12.5% per annum as of March 31, 1997.

Supplemental information with respect to short-term bank borrowings is:

                                            1 9 9 6                1 9 9 7
                                       ------------------     ------------------
                                             $'000                  $'000

Maximum amount outstanding                         2,025                  3,317
Average amount outstanding                         1,443                  1,735
Weighted average interest
 rate per annum during the year
                                                    10.5%                  10.5%
Weighted average interest
 rate per annum at the end of year
                                                    10.3%                  10.8%
                                         ==================   ==================

10.  LONG-TERM BANK LOANS

Long-term bank loans are secured by mortgages over the real estate property (leasehold land and building) and pledges of certain machinery and equipment of the Group, mortgages over certain real estate properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, and personal guarantees given by Mr. Lam Sai Wing and Ms. Chan Yam Fai. They bear interest at Hong Kong prime lending rate plus 2% to 3.25%, which was 10.75% to 12% per annum as of March 31, 1997.

Aggregate maturities of long-term bank loans are as follows:

                                                     1 9 9 6                1 9 9 7
                                                ------------------     ------------------
                                                      $'000                  $'000
Payable during the following periods:
Within one year                                               381                    197
Over one year but not exceeding two years                      88                    195
Over two years but not exceeding three years                   98                    137
Over three years but not exceeding four years                 108                    155
Over four years but not exceeding five years                  121                    133
Over five years                                               436                    670
                                                ------------------     ------------------

Total bank loans                                            1,232                  1,487

Less: Current maturities                                     (381)                  (197)
                                                ------------------     ------------------

Long-term bank loans                                          851                  1,290
                                                ==================     ==================

11.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under the capital leases together with the present value of the minimum lease payments are as follows:


                                                        1 9 9 6                1 9 9 7
                                                   ------------------     ------------------
                                                         $'000                  $'000
Payable during the following periods:
    Within one year                                               59                    281
    Over one year but not exceeding two years                     29                    193
    Over two years but not exceeding three years                   -                     95
                                                   ------------------     ------------------

Total minimum lease payments                                      88                    569
Less: Amount representing future interest                        (10)                   (80)
                                                   ------------------     ------------------

Present value of minimum lease payments                           78                    489
Less: Current portion                                            (50)                  (229)
                                                   ------------------     ------------------

Non-current portion                                               28                    260
                                                   ==================     ==================

12.  GENERAL BANKING FACILITIES

As of March 31, 1997, the Group's had credit facilities with several banks of approximately $5,550,000. Unused credit facilities as of March 31, 1997 amounted to approximately $1,309,000. These facilities are collaterized by the Group's leasehold land and building with a net book value of approximately $221,000, the Group's machinery and equipment with a net book value of approximately $328,000, personnal guarantees given by Mr. Lam Sai Wing and Ms. Chan Yam Fai, and mortgages over certain real estate properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai.


13.  SEGMENTAL INFORMATION

Analysis of the Group's operations by geographical areas is as follows:

                                                  1 9 9 5                1 9 9 6                1 9 9 7
                                             ------------------     ------------------     ------------------
                                                   $'000                  $'000                  $'000
Net sales to customers in
    -  Hong Kong                                         6,321                  6,502                 11,540
    -  PRC                                               5,143                  6,129                  8,043
    -  Middle East (export sales)                        2,059                  3,288                  5,744
    -  South East Asia (export sales)
                                                         2,149                  1,280                  4,610
    -  Europe (export sales)                             2,806                  2,149                  1,506
    -  United States of America
         (export sales)                                      -                      -                  1,305
                                             ------------------     ------------------     ------------------

                                                        18,478                 19,348                 32,748
                                             ==================     ==================     ==================
Subcontracting income
    -  Hong Kong                                         1,336                  3,555                  4,077
    -  PRC                                               3,566                  3,965                  4,133
                                             ------------------     ------------------     ------------------

                                                         4,902                  7,520                  8,210
                                             ==================     ==================     ==================

14.  SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  1 9 9 5                1 9 9 6                1 9 9 7
                                             ------------------     ------------------     ------------------
                                                   $'000                  $'000                  $'000
Cash paid for interest expenses                            347                    392                    389
Cash received from interest income
                                                            17                     11                      -
                                             ==================     ==================     ==================

During the years ended March 31, 1995, 1996 and 1997, capital lease obligations of approximately Nil, $103,000 and $567,000, respectively, were incurred to finance the Group's additions of new machinery and equipment.

15.  PENSION SCHEME AND LONG SERVICE PAYMENTS

The Group's employees in the PRC are all hired on a contractual basis and consequently the Group has no obligation for pension liabilities of these employees.

The Group has arranged a voluntary defined contribution pension scheme for its employees in Hong Kong. Nine out of a total of approximately eighty employees have joined the scheme and the aggregate amounts of the Group's contribution to the scheme for the years ended March 31, 1995, 1996 and 1997 were approximately $7,000, $2,000 and $10,000, respectively. In addition, certain of the Group's employees in Hong Kong have completed the required number of years of service under the Hong Kong Employment Ordinance to be eligible for long service payments on termination of their employment. The Group is only liable to make such payments when the termination meets the required circumstances specified in the Ordinance. If the termination of all these employees met the circumstances required by the Ordinance, the Company's liability as of March 31, 1997 would amount to approximately $42,000, which has not been provided for in the financial statements.

16.  LEASE COMMITMENTS

The Group leases various staff quarters, factory premises and warehouses under non-cancellable operating leases which expire at various dates through March 1999. Rental expenses for the years ended March 31, 1995, 1996 and 1997 were approximately $213,000, $257,000 and $285,000, respectively. Future minimum rental payments as of March 31, 1997, under agreements classified as operating leases with non-cancellable terms in excess of one year, are as follows:

                                                       1 9 9 6                1 9 9 7
                                                  ------------------     ------------------
                                                        $'000                  $'000
Payable during the following periods:
    Within one year                                               9                    556
    Over one year but not exceeding two years                     -                    347
                                                  ------------------     ------------------

                                                                  9                    903
                                                  ==================     ==================

17.  OPERATING RISKS

a.   Dependence on strategic relationship

     Gold and silver products are restricted commodities in the PRC and special authorization is required to trade gold and silver products in the PRC. The PRC government has only granted a few licences to PRC state-owned enterprises to trade gold and silver products in the PRC. The Group's present operations in the PRC are conducted through various agreements with PRC state-owned enterprises as described in Note 1. Any changes in any of these strategic relationships could have a material adverse effect on the revenue and profitability of the Group and could potentially limit the Group's ability to continue to conduct business in the PRC.

b.   Concentration of credit risk and major customers

     The Group's sales and subcontracting services are made to customers on an open account basis and generally no collateral is required. Details of individual customers accounting for more than 5% of the Group's total revenues are as follows:


                                                                  Percentage of total revenues
                                                    ---------------------------------------------------------
                                                        1 9 9 5             1 9 9 6             1 9 9 7
                                                    -----------------   -----------------   -----------------
         CNPIEC                                               18.0%               14.5%               0.9%
         Chow Tai Fook Jewellery Co., Ltd.
                                                               2.9%                6.0%              12.3%
         World Commercial Sales Co. Ltd.                       0.1%                0.2%               6.4%
                                                    =================   =================   =================

     Concentration of accounts receivable as of March 31, 1996 and 1997 is as follows:

                                         Percentage of accounts receivable
                                      -----------------------------------------
                                           1 9 9 6                1 9 9 7
                                      ------------------     ------------------

 Five largest accounts receivable             32.3%                  36.5%
                                      ==================     ==================

     The Group performs ongoing credit evaluation of each customer's financial condition and maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

c.   Concentration of suppliers

     Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                                                    Percentage of purchases
                                                    ---------------------------------------------------------
                                                        1 9 9 5             1 9 9 6             1 9 9 7
                                                    -----------------   -----------------   -----------------
         CNPIEC                                               16.0%               11.6%                -
         Heraeus Ltd.                                         27.4%               28.6%               43.6%
         Johnson Matthey H.K. Ltd.                             0%                  3.6%               16.4%
         Degussa China Ltd.                                    0%                  0.7%                9.9%
         AGR Hong Kong                                         0%                  0.7%                6.5%
         Cheong Hing Refinery Works Ltd.                       4.8%                5.6%                5.3%
                                                    =================   =================   =================

d.   Country risk

     The Group's operations are conducted in Hong Kong and the PRC. As a result, the Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     On July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("SAR"). As provided in the Sino-British Joint Declaration relating to Hong Kong and the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR has full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Group's financial and operating environments. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

     The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North American and Western European. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. In addition, a portion of the Group's revenue is denominated in Renminbi which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

18.  RELATED PARTY TRANSACTIONS

a.   The Group entered into the following transactions with related parties:


                                                        1 9 9 5             1 9 9 6             1 9 9 7
                                                   ------------------   -----------------   -----------------
                                                         $'000               $'000               $'000
         Sales to a related company
             -  Hang Fung Jewellery Co., Inc.
                ("HFJCI")                                       112                   83                   -

         Rental paid to Ms. Chan Yam Fai                        174                  199                 174

         Salaries paid to
             -  Mr. Lam Sai Wing                                 45                   55                 145
             -  Ms. Chan Yam Fai                                 45                   55                  19
                                                   ==================   =================   =================

a.   The Group entered into the  following  transactions  with related  parties:
     (Cont'd)

     Prior to October 1, 1996, HFJCI was beneficially owned by Mr. Lam Sai Wing and was principally engaged in the provision of marketing service for HFJCL in the United States of America. Effective from October 1, 1996, Mr. Lam Sai Wing disposed all of his shareholdings in HFJCI to an unrelated party.

b. The amounts due from Mr. Lam Sai Wing of approximately $1,056,000 and $475,000 as of March 31, 1996 and 1997, respectively, were unsecured, non-interest bearing and without pre-determined repayment terms.

c. The Group's banking facilities were secured by, among others, mortgages over certain real estate properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai and personal guarantees given by Mr. Lam Sai Wing and Ms. Chan Yam Fai.

19.  OTHER SUPPLEMENTAL INFORMATION

                                                        1 9 9 5             1 9 9 6             1 9 9 7
                                                    -----------------   -----------------   -----------------
                                                         $'000               $'000               $'000
Depreciation of fixed assets
    -  owned assets                                             362                 663                 826
    -  assets held under capital leases                          11                  15                 205

Provision for bad and doubtful debts                            202                 114                   -
                                                    =================   =================   =================