Form 10-Q
period 1997-06-30
LAM SW INC
filed 1998-07-09
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-22049


                                 S.W. LAM, INC.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Nevada                                            62-1563911
  ------------------------                        ----------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                         Man Lok St., Hunghom, Hong Kong
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---- -----

     As of June 1, 1998, 12,800,000 shares of Common Stock of the issuer were outstanding.

                        S.W. LAM, INC. AND SUBSIDIARIES
                        --------------------------------
                                      INDEX



                                                                        Page
                                                                        Number
                                                                      ----------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 1997 and
          March 31, 1997...............................................      1

          Consolidated Statements of Operations - For the three
          months ended June 30, 1997 and June 30, 1996.................      2

          Consolidated Statements of Cash Flows - For the three
          months ended June 30, 1997 and June 30, 1996.................      3

          Notes to Consolidated Financial Statements...................      4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      6

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.............................      7

SIGNATURES.............................................................      8

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                                             June 30,      March 31,
ASSETS                                                                         1997         1997
                                                                           ------------  ----------

Current Assets:
  Cash and cash equivalents                                                    $5,088         $94
  Accounts receivable, net of allowance for doubtful accounts                   5,105       5,106
  Inventory                                                                    10,926       8,509
  Prepayments and other current assets                                          1,034         142
  Due from a director                                                             679         475
                                                                           -----------   ---------
     Total Current Assets                                                      22,832      14,326

Property, plant and equipment, and capital leases, net                         10,219       7,083
                                                                           -----------   ---------
     Total Assets                                                             $33,051     $21,409
                                                                           ===========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                                                   $2,225      $2,275
  Long-term bank loans, current portion                                           348         197
  Capital lease obligations, current portion                                      222         229
  Accounts payable                                                              2,228       1,619
  Deposits from customers                                                         200       1,125
  Accrued liabilities                                                             273         267
  Convertible short term loan                                                  10,000           0
  Income tax payable                                                            6,008       5,846
                                                                           -----------   ---------
     Total Current Liabilities                                                 21,504      11,558
Long-term Liabilities
  Long-term bank loans, non-current portion                                                 1,290
                                                                                1,467
  Capital lease obligations, non current portion
                                                                                  186         260
  Deferred taxation                                                               284         284
                                                                           -----------   ---------
      Total Liabilities                                                        23,441      13,392
                                                                           -----------   ---------

Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 100,000 shares - Series A Preferred Stock                        0           0
  Common stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 12,800,000 at June 30, 1997 and March 31, 1997                  13          13
  Additional paid-in capital                                                      847         846
  Retained Earnings                                                             8,597       7,008
  Cumulative translation adjustments                                              153         150
                                                                           -----------   ---------
    Total Stockholders' Equity                                                  9,610       8,017
                                                                           -----------   ---------
  Total liabilities and Stockholders' Equity                                  $33,051     $21,409
                                                                           ===========   =========


   The accompanying notes are an integral part of these financial statements.

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                      1997             1996
                                                   -----------     -----------

 Revenue                                             13,927            6,880

 Cost of sales and services:                        (10,327)          (5,134)
                                                 ------------     ------------

 Gross Profit                                          3,600            1,746

Operating Expenses:
  Selling, general and administrative expenses       (1,409)            (823)
                                                 ------------     ------------
 Income from Operations                                2,191              923

Other Income (Expense):                                (461)                4
                                                 ------------     ------------
Income before Provision for Income Taxes               1,730              927

Provision for Income Taxes                             (142)            (319)
                                                 ------------     ------------

Net Income                                            $1,588             $608
                                                 ============     ============

Earnings per Share:
  Primary earning  per share                           $0.12            $0.05
                                                 ------------     ------------
  Primary common shares outstanding               12,800,000       12,000,000
                                                 ------------     ------------


       The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                    June 30, 1997       June 30, 1996
                                                                                   ----------------    ----------------

Cash Flows from Operating Activities:
  Net Income                                                                           $1,588               $608
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation of property, plant and equipment                                       614                277
      (Write back of ) Provision for deferred income tax                                    0                  0

      Decrease (Increase) In Operating Assets:
        Accounts receivable                                                                 1               (760)
        Inventory                                                                      (2,417)              (993)
        Prepayments and other current assets                                             (892)               (28)
        Due from a Director                                                              (204)               732

      Increase (Decrease) In Operating Liabilities:
        Accounts payable                                                                  609                671
        Deposits from customers                                                          (925)              (478)
        Accrued liabilities                                                                 6                (57)
        Income taxes payable                                                              162                312
                                                                                 --------------    ---------------
          Net cash provided by (used in) operating activities                          (1,458)               284
                                                                                 --------------    ---------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                                           (3,748)              (427)
                                                                                 --------------    ---------------
      Net cash used in investing activities                                            (3,748)              (427)
                                                                                 --------------    ---------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                                  0                  0
Payment of Dividends                                                                        0                  0
Net (decrease) increase in short term bank borrowings                                     (49)                90
Net (decrease) increase in convertible short term loans                                10,000                  0
Additions of capital lease obligations                                                    204                 91
Repayment of capital element of capital lease obligations                                (285)               (21)
Additions of long term bank loans                                                         388                  0
Repayment of long term bank loans                                                         (61)               (93)
                                                                                 --------------    ---------------
      Net cash provided by (used in) financing activities                              10,197                 67
                                                                                 --------------    ---------------

Effect of exchange rate changes on cash                                                     3               (140)
                                                                                 --------------    ---------------
Net increase (decrease) in cash                                                         4,994               (216)

Cash and Cash Equivalents, beginning of period                                             94                294
                                                                                 --------------    ---------------

Cash and Cash Equivalents, end of period                                               $5,088                $28
                                                                                 ==============    ===============


       The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. and all of its wholly owned and majority owned subsidiary companies. The March 31, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 1998.

2.   CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

     The translation of the financial statements of group companies into United States Dollars is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders equity separately as cumulative translation adjustments.

3.   SIGNIFICANT EVENTS

     a. Note Payable

     In consideration for a loan of $10,000,000 from Phenomenal Limited, the Company's wholly owned subsidiary Quality Prince Limited executed a Convertible Note ("Note") in the principal amount of $10,000,000 with a maturity of March 20, 1998. The Note may be converted into 2914 shares or such other number of shares as will constitute not less than 29.14% of Quality Prince Limited, and bears interest at the rate of three percent compounded monthly, provided that if the Company is not in Default with respect to any repayment obligation thereunder, then the rate shall be reduced to 1.5% compounded monthly.

     b. Warrants

     As additional consideration for the loan of $10,000,000, the Company issued Phenomenal Limited, warrants ("Warrants") to purchase 5,263,158 shares of the Company's common stock, $.001 par value, at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (i) May 31, 1998 or (ii) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants may only be exercised in the event that the Note is not converted pursuant to its terms.

4.   SUBSEQUENT EVENTS

     On June 4, 1998, the Company (and its subsidiaries) and Phenomenal Limited executed an agreement ("Deed Amendment") to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, Phenomenal Limited agreed to an investment in the Company's subsidiary, Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in the form of 5,263,788 redeemable preference shares (the "Preferred Shares"), $.01 par value issued at a premium of $1.8897726 as a substitution for the Note. The Preferred Shares shall have no voting rights except with respect to matters which affect their rights, matters of dissolution or the issuance of additional shares.

     The Deed Amendment evidences the Company's intent to form a new holding company for the shares of Hang Fung Jewellery and Kai Hang Jewellery Company Limited, (the "Restructuring") currently owned by Quality Prince Limited; and to list the shares of the new company on The Stock Exchange of Hong Kong Limited (the "Listing"). If the Restructuring and Listing occur before March 20, 1999, the Preferred Shares must be redeemed and the redemption amount of $10,000,000 plus any amount of dividend must be used to subscribe for shares in the newly listed company. If the Restructuring and Listing have not occurred by March 20, 1999, the Preferred Shares must be redeemed as follows: (1) for the redemption amount of $10,000,000 plus a dividend without any obligation to subscribe for shares in the new company; or (2) if the Restructuring occurs before March 31, 1999, then for the redemption amount of $10,000,000 plus a dividend, however all or part of the aggregate redemption amount must be used to subscribe for shares in the new holding company. If the Restructuring has not occurred before March 31, 1999, then the Preferred Shares may not be redeemed until the Restructuring is completed not later than June 30, 1999, and all or part of the aggregate redemption amount shall be used for subscription shares in the new company. Regardless of whether the Restructuring has occurred, the Preferred Shares may be redeemed at any time after June 30, 1999, provided that all, part or none of the aggregate redemption amount is used for such subscription shares.

     The Warrants, originally issued for an exercise period expired on May 31, 1998 have been extended by the Deed Amendment to May 31, 1999 or the date of the Listing, whichever is earlier and the number of warrant shares was increased. The Warrants may only be exercised as an alternative to subscription shares in the new holding company; and likewise subscription to shares in the new holding company is forfeited in the event that the Warrants are exercised.

Item 2. - Management's Discussion and Analysis Of Financial Condition And Results Of Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements.

Material Changes in Results Of Operations (US$,000)

The Company's total revenues increased $7,047 or 102.4% to $13,927, for the three months ended June 30, 1997 from $6,880 for the three months ended June 30, 1996. This increase consisted of an increase in sales of $4,254 and subcontract service income of $2,793. The increase in sales revenues is attributable to the introduction of new products, additional marketing, and the celebration of the return of Hong Kong to China. The increase in subcontract service income is attributable to an increase in marketing, new technology and an increase in the number of supply contracts. The cost of sales and services increased $5,193 or 101.1% to $10,327 for the three months ended June 30, 1997, from $5,134 for the three months ended June 30, 1996. The increase resulted from the increase in revenues during the quarter. The cost of sales and services as a percentage of revenue decreased slightly to 74.2% for the three months ended June 30, 1997 from 74.6% for the three months ended June 30, 1996.

Selling, general and administrative expenses increased $586, or 71.2% for the three months ended June 30, 1997 to $1,409 for the three months ended June 30, 1997, from $823 for the three months ended June 30, 1996. The increase in the expenses is attributable to the increased sales volume marketing efforts of the Company.

Other expense increased $465 to $461 for the three months ended June 30, 1997 from income of $4 for the three months ended June 30, 1996. This increase is entirely attributable to an increase of $472 in interest expenses which was marginally offset by $7 of interest income. The increase in interest expense is attributable to the loan from Phenomenal Limited.

The provision for income taxes decreased by $177 to $142 for the three months ended June 30, 1997 from $319 for the three months ended June 30, 1996. The tax provisions as a percent of pre-tax income decreased to 8.2% for the three months ended June 30, 1997 from 34.4% for the three months ended June 30, 1996. The decrease resulted from an increase in revenue derived from territory of lower tax rates.

Material Changes in Financial Condition, Liquidity and Capital Resources (US$,000, except per share data)

The Company had a cash balance of $5,088 and working capital of $1,328 at June 30, 1997 compared to a cash balance of $94 and working capital of $2,768 at March 31, 1997. The increase in cash is attributable to the receipt of proceeds from a short term loan of $10,000. The decrease in working capital resulted from the increase in short term loans.

For the three months ended June 30, 1997 net cash used in operating activities amounted to $1,458 as compared to net cash provided by operating activities of $284 for the corresponding period of the prior year. This change resulted from an increase in inventory, prepaid expenses, loans to a director and a reduction in deposits which was partially offset by increased earnings, depreciation, accounts payable and income taxes payable.

Net cash used in investing activities amounted to $3,748 and $427 for the three months ended June 30, 1997 and 1996 respectively. This increase resulted from substantial additions to property, plant and equipment.

Net cash provided by financing activities amounted to $10,197 and $67 for the three months ended June 30, 1997 and 1996, respectively. This increase is attributable to the $10,000 short term loan from Phenomenal Limited.

At June 30, 1997, the Company had long term debt totaling $1,937 compared to long term debt at March 31, 1997 of $1,834. This $103, or 5.6%, increase is primarily attributable to an increase in the Company's bank loan.

In consideration for a loan of $10,000 from Phenomenal Limited, the Company's wholly owned subsidiary Quality Prince Limited executed a Convertible Note ("Note") in the principal amount of $10,000 with a maturity of March 20, 1998.
The Note may be converted into 2914 shares or such other number of shares as will constitute not less than 29.14% of Quality Prince Limited, and bears interest at the rate of three percent compounded monthly, provided that if the Company is not in Default with respect to any repayment obligation thereunder, then the rate shall be reduced to 1.5% compounded monthly.

As additional consideration for the loan of $10,000, the Company issued Phenomenal Limited, warrants ("Warrants") to purchase 5,263,158 shares of the Company's common stock, $.001 par value, at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (i) May 31, 1998 or (ii) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants may only be exercised in the event that the Note is not converted pursuant to its terms.

On June 4, 1998, the Company (and its subsidiaries) and Phenomenal Limited executed an agreement ("Deed Amendment") to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, Phenomenal Limited agreed to an investment in the Company's subsidiary, Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in the form of 5,263,788 redeemable preference shares (the "Preferred Shares"), $.01 par value issued at a premium of $1.8897726 as a substitution for the Note. The Preferred Shares shall have no voting rights except with respect to matters which affect their rights, matters of dissolution or the issuance of additional shares.

The Deed Amendment evidences the Company's intent to form a new holding company for the shares of Hang Fung Jewellery and Kai Hang Jewellery Company Limited, (the "Restructuring") currently owned by Quality Prince Limited; and to list the shares of the new company on The Stock Exchange of Hong Kong Limited (the "Listing"). If the Restructuring and Listing occur before March 20, 1999, the Preferred Shares must be redeemed and the redemption amount of $10,000 plus any amount of dividend must be used to subscribe for shares in the newly listed company. If the Restructuring and Listing have not occurred by March 20, 1999, the Preferred Shares must be redeemed as follows: (1) for the redemption amount of $10,000 plus a dividend without any obligation to subscribe for shares in the new company; or (2) if the Restructuring occurs before March 31, 1999, then for the redemption amount of $10,000 plus a dividend, however all or part of the aggregate redemption amount must be used to subscribe for shares in the new holding company. If the Restructuring has not occurred before March 31, 1999, then the Preferred Shares may not be redeemed until the Restructuring is completed not later than June 30, 1999, and all or part of the aggregate redemption amount shall be used for subscription shares in the new company. Regardless of whether the Restructuring has occurred, the Preferred Shares may be redeemed at any time after June 30, 1999, provided that all, part or none of the aggregate redemption amount is used for such subscription shares.

The Warrants, originally issued for an exercise period expired on May 31, 1998 have been extended by the Deed Amendment to May 31, 1999 or the date of the Listing, whichever is earlier and the number of warrant shares was increased. The Warrants may only be exercised as an alternative to subscription shares in the new holding company; and likewise subscription to shares in the new holding company is forfeited in the event that the Warrants are exercised.

Management believes that based on its current financial condition, the Company's cash and working capital is sufficient to meet the Company's anticipated needs for at least the next twelve months.

                           PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits

             10.1 Warrant Agreement with Phenomenal Limited

             10.2 Convertible Note with Phenomenal Limited

             10.3 Deed Amendment

             27.1 Financial Data Schedule

     (b)     Reports on Form 8-K

             None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 S.W. LAM, INC.


Dated:   July 9, 1998                            By:  /s/ Lam Sai Wing
                                                    ----------------------------
                                                    Lam Sai Wing, President and
                                                    Chief Executive Officer

Dated:   July 9, 1998
                                                 By:  /s/ Chan Yam Fai
                                                    ----------------------------
                                                    Chan Yam Fai, Jane
                                                    Chief Financial Officer