Form 10-Q
period 1997-09-30
LAM SW INC
filed 1998-07-29
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-22049


                                 S.W. LAM, INC.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Nevada                                          62-1563911
--------------------------------                --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                         Man Lok St., Hunghom, Hong Kong
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2766 3688
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


            ---------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

     As of July 1, 1998, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets - September 30, 1997 and
          March 31, 1997..................................................    1

         Consolidated Statements of Operations - For the three and
          six month periods ended September 30, 1997 and
          September 30, 1996 .............................................    2

         Consolidated Statements of Cash Flows - For the six months ended
         September 30, 1997 and September 30, 1996........................    3

         Notes to Consolidated Financial Statements.......................    4

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    6

PART II - OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.................................    8

SIGNATURES................................................................    8

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    (US$,000)
                                   (Unaudited)

                                                                                 September 30,        March 31,
ASSETS                                                                               1997               1997
                                                                                ==============     =============

Current Assets:
  Cash and cash equivalents                                                           $5,284             $94
  Accounts receivable, net of allowance for doubtful accounts                          5,744           5,106
  Inventory                                                                           10,378           8,509
  Prepayments and other current assets                                                 1,647             142
  Due from a Director                                                                    792             475
     Total Current Assets                                                             23,845          14,326
Property, plant and equipment, and capital leases, net                                13,007           7,083
                                                                                ------------    ------------
  Total Assets                                                                       $36,852         $21,409
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                                                          $5,136          $2,275
  Long-term bank loans, current portion                                                  351             197
  Capital lease obligations, current portion                                             197             229
  Accounts payable                                                                     1,759           1,619
  Deposits from customers                                                                112           1,125
  Accrued liabilities                                                                    268             267
  Convertible short-term loan                                                         10,000               0
  Income tax payable                                                                   6,142           5,846
                                                                                ------------    ------------
     Total Current Liabilities                                                        23,965          11,558

Long-term Liabilities
  Long-term bank loans, non-current portion                                            1,378           1,290
  Capital lease obligations, non current portion                                         147             260
  Deferred taxation                                                                      284             284
                                                                                ------------    ------------
    Total Liabilities                                                                 25,774          13,392
                                                                                ------------    ------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 100,000 shares - Series A Preferred Stock                               0               0
  Common stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 12,800,000 at March 31, 1997 and September 30, 1997                    13              13
  Additional paid-in capital                                                             846             846
  Retained Earnings                                                                   10,065           7,008
  Cumulative translation adjustments                                                     154             150
                                                                                ------------    ------------
    Total Stockholders' Equity                                                        11,078           8,017

  Total Liabilities and Stockholders' Equity                                         $36,852         $21,409
                                                                                ============    ============


--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                                   Three Months Ended September 30,          Six Months Ended September 30,
                                                  ---------------------------------         --------------------------------
                                                       1997            1996                    1997                1996
                                                   ------------     ----------              ----------           ---------

Revenue:                                               15,459          10,000                  29,386              16,880

Cost of sales and services:                           (11,982)         (7,604)                (22,309)            (12,738)
                                                   ------------     -----------             -----------         -----------

Gross Profit                                            3,477           2,396                   7,077               4,142

Operating Expenses:
  Selling, general and administrative expenses         (1,750)           (861)                 (3,159)             (1,684)
                                                   ------------     ------------            -----------         -----------
 Income from Operations                                 1,727           1,535                   3,918               2,458

Other Income (Expense):                                  (125)            (66)                   (586)                (62)
                                                   ------------     ------------            -----------         -----------
Income before Provision for Income Taxes                1,602           1,469                   3,332               2,396

Provision for Income Taxes                               (134)           (454)                   (276)               (773)
                                                   ------------     ------------            -----------         -----------

Net Income                                             $1,468          $1,015                  $3,056              $1,623
                                                   ============     ============            ===========         ===========

Earnings per share:
  Primary earning  per share                             $.11            $.08                    $.24                $.14
                                                   ------------     ------------            -----------         -----------
  Primary common shares outstanding                12,800,000      12,000,000              12,800,000          12,000,000
                                                   ------------    -------------           ------------        ------------


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                      For the Six Months Ended
                                                                   September 30,      September 30,
                                                                      1997                1996
                                                                   ----------          ----------

Cash Flows from Operating Activities:
  Net Income                                                         $3,056               $1,623
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation of property, plant and equipment                   1,044                  394

      Decrease (Increase) in Operating Assets:
        Accounts receivable                                            (638)              (1,322)
        Inventory                                                    (1,869)                (455)
        Prepayments and other current assets                         (1,505)                 (78)
        Due from a Director                                            (317)                 370

      Increase (Decrease) in Operating Liabilities:
        Accounts payable                                                140                  253
        Deposits from customers                                      (1,013)              (1,024)
        Accrued liabilities                                               0                 (127)
        Income taxes payable                                            296                  766
                                                                ------------            -----------
          Net cash provided by operating activities                    (806)                 400
                                                                ------------            -----------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                         (6,965)                (810)
                                                                ------------            -----------
      Net cash used in investing activities                          (6,965)                (810)
                                                                ------------            -----------
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                0                    0
Payment of Dividends                                                      0                    0
Net (decrease) increase in short term bank borrowings                 2,861                  102
Net (decrease) increase in convertible short term loans              10,000                    0
Additions of capital lease obligations                                   92                  135
Repayment of capital element of capital lease obligations              (237)                 (54)
Additions of long term bank loans                                       388                  637
Repayment of long term bank loans                                      (147)                (485)
                                                                ------------           ------------
      Net cash provided by (used in) financing activities            12,957                  335
                                                                ------------           ------------
Effect of exchange rate changes on cash                                   4                 (139)
                                                                ------------           ------------
Net increase (decrease) in cash                                       5,190                 (214)

Cash and Cash Equivalents, beginning of period                           94                  244
                                                                ------------           ------------

Cash and Cash Equivalents, end of period                             $5,284                  $30
                                                                ============           ============


--------------------------------------------------------------------------------

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

     The Deed Amendment evidences the Company's intent to form a new holding company for the shares of Hang Fung Jewellery and Kai Hang Jewellery Company Limited, (the "Restructuring") currently owned by Quality Prince Limited; and to list the shares of the new holding company on The Stock Exchange of Hong Kong Limited (the "Listing"). If the Restructuring and Listing occur before March 20, 1999, the Preferred Shares must be redeemed and the redemption amount of $10,000,000 plus any amount of dividend must be used to subscribe for shares in the newly listed holding company. If the Restructuring and Listing have not occurred by March 20, 1999, the Preferred Shares must be redeemed as follows: (1) for the redemption amount of $10,000,000 plus a dividend (the "Aggregate Redemption Amount") without any obligation to subscribe for shares in the new holding company; or (2) if the Restructuring occurs before March 31, 1999, then for the Aggregate Redemption Amount, however all or part of the Aggregate Redemption Amount must be used to subscribe for shares in the new holding company. If the Restructuring has not occurred before March 31, 1999, then the Preferred Shares may not be redeemed until the Restructuring is completed not later than June 30, 1999, and all or part of the Aggregate Redemption Amount must be used for subscription shares in the new holding company. Regardless of whether the Restructuring has occurred, the Preferred Shares may be redeemed at any time after June 30, 1999, provided that all, part or none of the Aggregate Redemption Amount is used for such subscription shares.

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

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements.

Material Changes in Results of Operations (US$,000)

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

The Company's total revenues increased $5,459 or 54.6%, to $15,459 for the three months ended September 30, 1997 from $10,000 for the three months ended September 30, 1996. This increase consisted of an increase in sales of $3,575 and an increase in subcontract service income of $1,884. The increase in sales revenues was attributable to the introduction of new products and additional marketing. The increase in subcontract service income was attributable to an increase in marketing, new technology and an increase in the number of supply contracts.

The cost of sales and services increased $4,378 or 57.6%, to $11,982 for the three months ended September 30, 1997 from $7,604 for the three months ended September 30, 1996. The increase resulted from an increase in revenues. The cost of sales and services as a percentage of revenue increased slightly to 77.5% for the three months ended September 30, 1997 from 76% for the three months ended September 30, 1996.

Selling, general and administrative expenses increased $889 or 103.3%, to $1,750 for the three months ended September 30, 1997 from $861 for the three months ended September 30, 1996. The increase in expenses is attributable to increased sales and marketing expenses.

Other expense increased $59 to $125 for the three months ended September 30, 1997 from expense of $66 for the three months ended September 30, 1996. This increase is mainly attributable to an increase of $126 in interest expense which was partially offset by an increase of $65 in interest income. The increase in interest expense is attributable to a loan from Phenomenal Limited

The provision for income taxes decreased by $320 to $134 for the three months ended September 30, 1997 from $454 for the three months ended September 30, 1996. The tax provisions as a percent of pre-tax income decreased to 8.4% for the three months ended September 30, 1997 from 30.9% for the three months ended September 30, 1996. The decrease resulted from an increase in revenue derived from jurisdictions with lower tax rates.

Six Months Ended September 30, 1997 Compared to the Six Months Ended September 30, 1996

The Company's total revenues increased $12,506 or 74.1%, to $29,386 for the six months ended September 30, 1997 from $16,880 for the six months ended September 30, 1996. This increase consisted of an increase in sales of $7,829 and an increase in subcontract service income of $4,677. The increase in sales revenues was attributable to the introduction of new products and additional marketing. The increase in subcontract service income is attributable to an increase in marketing, new technology and an increase in the number of supply contracts.

The cost of sales and services increased $9,571 or 75.1%, to $22,309 for the six months ended September 30, 1997 from $12,738 for the six months ended September 30, 1996. The increase resulted from the increase in revenues. The cost of sales and services as a percentage of revenue increased slightly to 75.9% for the six months ended September 30, 1997 from 75.5% for the six months ended September 30, 1996.

Selling, general and administrative expenses increased $1,475 or 87.6%, to $3,159 for the six months ended September 30, 1997 from $1,684 for the six months ended September 30, 1996. The increase in expenses is attributable to increased sales and marketing expenses.

Other expense increased $524 to $586 for the six months ended September 30, 1997 from expense of $62 for the six months ended September 30, 1996. This increase is attributable to an increase of $598 in interest expense which was partially offset by an increase of $72 in interest income. The increase in interest expense is attributable to a loan from Phenomenal Limited

The provision for income taxes decreased by $497 to $276 for the six months ended September 30, 1997 from $773 for the six months ended September 30, 1996. The tax provisions as a percent of pre-tax income decreased to 8.3% for the six months ended September 30, 1997 from 32.3% for the six months ended September 30, 1996. The decrease resulted from an increase in revenue derived from jurisdictions with lower tax rates.

Material Changes in Financial Condition, Liquidity and Capital Resources ($US,000, except per share data)

The Company had a cash balance of $5,284 and a deficit working capital of $120 at September 30, 1997 compared to a cash balance of $94 and working capital of $2,768 at March 31, 1997. The increase in cash is attributable to the receipt of proceeds from a short term loan of $10,000. The decrease in working capital resulted from the increase in short term loans.

For the six months ended September 30, 1997 net cash used in operating activities totaled $806 as compared to net cash provided by operating activities of $400 for the corresponding period of the prior year. This change resulted from an increase in inventory, prepaid expenses, which were partially offset by increased earnings, depreciation, accounts payable and income taxes payable.

Net cash used in investing activities amounted to $6,965 and $810 for the six months ended September 30, 1997 and 1996 respectively. This increase resulted from substantial additions to property, plant and equipment.

Net cash provided by financing activities amounted to $12,957 and $335 for the six months ended September 30, 1997 and 1996, respectively. This increase is attributable to an increase in short-term bank borrowings and the $10,000 short term loan from Phenomenal Limited.

At September 30, 1997, the Company had long term debt totaling $1,809 compared to long term debt at March 31, 1997 of $1,834. This $25, or 1.4% decrease is primarily attributable to repayments which offset additions of the Company's bank loan.

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

The Deed Amendment evidences the Company's intent to form a new holding company for the shares of Hang Fung Jewellery and Kai Hang Jewellery Company Limited, (the "Restructuring") currently owned by Quality Prince Limited; and to list the shares of the new holding company on The Stock Exchange of Hong Kong Limited (the "Listing"). If the Restructuring and Listing occur before March 20, 1999, the Preferred Shares must be redeemed and the redemption amount of $10,000 plus any amount of dividend must be used to subscribe for shares in the newly listed holding company. If the Restructuring and Listing have not occurred by March 20, 1999, the Preferred Shares must be redeemed as follows: (1) for the redemption amount of $10,000 plus a dividend (the "Aggregate Redemption Amount") without any obligation to subscribe for shares in the new holding company; or (2) if the Restructuring occurs before March 31, 1999, then for the Aggregate Redemption Amount, however all or part of the Aggregate Redemption Amount must be used to subscribe for shares in the new holding company. If the Restructuring has not occurred before March 31, 1999, then the Preferred Shares may not be redeemed until the Restructuring is completed not later than June 30, 1999, and all or part of the Aggregate Redemption Amount must be used for subscription shares in the new holding company. Regardless of whether the Restructuring has occurred, the Preferred Shares may be redeemed at any time after June 30, 1999, provided that all, part or none of the Aggregate Redemption Amount is used for such subscription shares.

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

Management of the Company believes, based on its current operating agreements, that future operating cash flows will be positive, and that the Company's working capital is sufficient to meet the Company's anticipated needs for at least the following twelve months, including the performance of all existing contracts of the Company.

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

                                                      S.W. LAM, INC.


Dated:   July 29, 1998                           By:  /s/ Lam Sai Wing
                                                    ----------------------------
                                                    Lam Sai Wing, President and
                                                    Chief Executive Officer

Dated:   July 29, 1998                           By: /s/ Chan Yam Fai
                                                    ----------------------------
                                                    Chan Yam Fai , Jane
                                                    Chief Financial Officer