Form 10-Q
period 1997-12-31
LAM SW INC
filed 1998-08-20
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from ________to________.


                           Commission File No. 0-22049


                                 S.W. LAM, INC.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Nevada                                        62-1563911
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                         Man Lok St., Hunghom, Hong Kong
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (852) 2766 3688
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No


     As of August 1, 1998, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES
                         -------------------------------
                                      INDEX



                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

        Item 1.      Financial Statements

            Consolidated Balance Sheets - December 31, 1997
               and  March 31, 1997......................................      1

            Consolidated Statements of Operations - For the three
               and nine month periods ended December 31, 1997 and
               December 31, 1996 .......................................      2

            Consolidated Statements of Cash Flows - For the nine
               months ended December 31, 1997 and December 31, 1996.....      3

            Notes to Consolidated Financial Statements..................      4

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................      6

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................      8


SIGNATURES..............................................................      8

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                                           December 31,           March 31,
ASSETS                                                                         1997                 1997
                                                                        ------------------    ---------------

Current Assets:
  Cash and cash equivalents                                                     $2,187                $94
  Accounts receivable, net of allowance for doubtful accounts                   10,471              5,106
  Inventory                                                                     11,946              8,509
  Prepayments and other current assets                                           1,824                142
  Due from a Director                                                              701                475
                                                                        ---------------        -------------
     Total Current Assets                                                       27,129             14,326
Property, plant and equipment, and capital leases, net                          14,297              7,083
                                                                        ---------------        -------------
  Total Assets                                                                 $41,426            $21,409
                                                                        ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term bank borrowings                                                    $5,569             $2,275
  Long-term bank loans, current portion                                            351                197
  Capital lease obligations, current portion                                       171                229
  Accounts payable                                                               4,565              1,619
  Deposits from customers                                                           34              1,125
  Accrued liabilities                                                              336                267
  Convertible short-term loan                                                   10,000                  0
  Income tax payable                                                             6,448              5,846
                                                                        ---------------        -------------
     Total Current Liabilities                                                  27,474             11,558
Long-term Liabilities
  Long-term bank loans, non-current portion                                                         1,290
                                                                                 1,291
  Capital lease obligations, non current portion
                                                                                   117                260
  Deferred taxation                                                                                   284
                                                                                   284
                                                                        ---------------        -------------
    Total Liabilities                                                           29,166             13,392
                                                                        ---------------        -------------
Stockholders' Equity:
  Preferred stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 100,000 shares - Series A Preferred Stock                         0                  0
  Common stock, authorized 25,000,000 shares $.001 par value, issued
   and outstanding 12,800,000 at March 31, 1997 and December 31, 1997               13                 13
  Additional paid-in capital                                                       847                846
  Retained Earnings                                                             11,246              7,008
  Cumulative translation adjustments                                               154                150
                                                                        ---------------        -------------
    Total Stockholders' Equity                                                  12,260              8,017
                                                                        ===============        =============
  Total Liabilities and Stockholders' Equity                                   $41,426            $21,409
                                                                        ===============        =============



The accompanying notes are an integral part of these financial statements.

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                            Three Months Ended                       Nine Months Ended
                                                                December 31,                            December 31,
                                                       ------------------------------    -----------------------------------
                                                           1997              1996                1997               1996
                                                       -----------       ------------    ---------------    ----------------

Revenue:                                                  17,707           12,665             47,093              29,545

Cost of sales and services:                              (13,833)          (9,612)           (36,142)            (22,350)
                                                      -----------    -------------       ------------       -------------

Gross Profit                                               3,874            3,053             10,951               7,195

Operating Expenses:
  Selling, general and administrative expenses            (1,591)          (1,388)            (4,750)             (3,072)
                                                      -----------    -------------       ------------       -------------
 Income from Operations                                    2,283            1,665              6,201               4,123

Other Income (Expense):                                     (795)               3             (1,381)                (59)
                                                      -----------    -------------       ------------       -------------
Income before Provision for Income Taxes                   1,488            1,668              4,820               4,064

Provision for Income Taxes                                  (306)            (640)              (582)             (1,413)
                                                      -----------    -------------       ------------       -------------

Net Income                                                $1,182           $1,028             $4,238              $2,651
                                                      ===========    =============       ============       =============

Earnings per share:
  Primary earning  per share                                $.09             $.09               $.33                $.22
                                                      ------------    -------------      -------------      --------------
  Primary common shares outstanding                   12,800,000       12,000,000         12,800,000          12,000,000
                                                      ------------    -------------      -------------      --------------



   The accompanying notes are an integral part of these financial statements.

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                             For the Nine Months Ended
                                                                     December 31, 1997       December 31, 1996
                                                                    -------------------    --------------------

Cash Flows from Operating Activities:
  Net Income                                                               $4,238                 $2,651
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
      Depreciation of property, plant and equipment                         1,764                    660

      Decrease (Increase) In Operating Assets:
        Accounts receivable                                                (5,364)                (1,863)
        Inventory                                                          (3,437)                   227
        Prepayments and other current assets                               (1,682)                   (37)
        Due from a Director                                                  (226)                   401

      Increase (Decrease) In Operating Liabilities:
        Accounts payable                                                    2,946                    423
        Deposits from customers                                            (1,091)                (1,998)
        Accrued liabilities                                                    69                   (161)
        Income taxes payable                                                  602                  1,406
                                                                     -------------             ------------
          Net cash provided by operating activities                        (2,181)                 1,709
                                                                     -------------             ------------

Cash Flows from Investing Activities:
  Additions to property, plant and equipment                               (8,977)                (2,960)
                                                                     -------------             ------------
      Net cash used in investing activities                                (8,977)                (2,960)
                                                                     -------------             ------------

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock                                      0                    524
Net (decrease) increase in short term bank borrowings                       3,294                    471
Net (decrease) increase in convertible short term loans                    10,000                      0
Additions of capital lease obligations                                         92                    331
Repayment of capital element of capital lease obligations                    (293)                   (85)
Additions of long term bank loans                                             388                    945
Repayment of long term bank loans                                            (233)                  (519)
                                                                     -------------             ------------
      Net cash provided by (used in) financing activities                  13,248                  1,667
                                                                     -------------             ------------

Effect of exchange rate changes on cash                                         3                    (34)
                                                                     -------------             ------------
Net increase (decrease) in cash                                             2,093                    382

Cash and Cash Equivalents, beginning of period                                 94                    244
                                                                     -------------             -------------

Cash and Cash Equivalents, end of period                                   $2,187                   $626
                                                                     =============             =============


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

5.   OTHER EXPENSE

     Other expense included interest provision for a convertible note of approximately $146,000 and $1,076,000 for the three and nine months ended December 31, 1997. Pursuant to the Deed Amendment, the convertible note holder agreed to waive all interest relating to the convertible note.

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

Material Changes in Results Of Operations (US$,000)

Three Months Ended December 31, 1997 Compared to the Three Months Ended December 31, 1996

The Company's total revenues increased $5,042 or 39.8%, to $17,707 for the three months ended December 31, 1997 from $12,665 for the three months ended December 31, 1996. This increase consisted of an increase in sales of $4,669 and subcontract service income of $373. The increase in sales revenues is attributable to increased marketing; and the increase in subcontract service income is attributable to a slight increase in the number of supply contracts.

The cost of sales and services increased $4,221 or 43.9%, to $13,833 for the three months ended December 31, 1997 from $9,612 for the three months ended December 31, 1996. The increase resulted from an increase in revenues. The cost of sales and services as a percentage of revenue increased to 78.1% for the three months ended December 31, 1997 from 75.9% for the three months ended December 31, 1996.

Selling, general and administrative expenses increased $203 or 14.6%, to $1,591 for the three months ended December 31, 1997 from $1,388 for the three months ended December 31, 1996. The increase in expenses is attributable to increased sales and marketing efforts of the Company.

Other expense increased $798 to $795 for the three months ended December 31, 1997 compared to other income of $3 for the three months ended December 31, 1996. This increase is attributable to a decrease in other income of $89, and an increase of $731 in interest expense which was partially offset by an increase of $22 in interest income. The increase in interest expense is attributable to a loan from Phenomenal Limited.

The provision for income taxes decreased by $334 to $306 for the three months ended December 31, 1997 from $640 for the three months ended December 31, 1996. The tax provisions as a percent of pre-tax income decreased to 20.6% for the three months ended December 31, 1997 from 38.4% for the three months ended December 30, 1996. The decrease resulted from an increase in revenue derived from jurisdictions with lower tax rates.

Nine Months Ended December 31, 1997 Compared to the Nine Months Ended December 31, 1996

The Company's total revenues increased $17,548 or 59.4%, to $47,093 for the nine months ended December 31, 1997 from $29,545 for the nine months ended December 31, 1996. This increase consisted of an increase in sales of $12,498 and subcontract service income of $5,050. The increase in sales revenues was attributable to the introduction of new products and additional marketing. The increase in subcontract service income is attributable to an increase in marketing, new technology and an increase in the number of supply contracts. The cost of sales and services increased $13,792 or 61.7%, to $36,142 for the nine months ended December 31, 1997 from $22,350 for the nine months ended December 31, 1996. The increase resulted from the increase in revenues. The cost of sales and services as a percentage of revenue increased 1.1% to 76.7% for the nine months ended December 31, 1997 from 75.6% for the nine months ended December 31, 1996.

Selling, general and administrative expenses increased $1,678 or 54.6%, to $4,750 for the nine months ended December 31, 1997 from $3,072 for the nine months ended December 31, 1996. The increase in expenses is attributable to increased sales and marketing efforts of the Company.

Other expense increased $1,322 to $1,381 for the nine months ended December 31, 1997 from expense of $59 for the nine months ended December 31, 1996. This increase is attributable to a decrease in other income of $87 and an increase of $1,329 in interest expense which was partially offset by an increase of $94 in interest income. The increase in interest expense is attributable to a loan from Phenomenal Limited.

The provision for income taxes decreased by $831 to $582 for the nine months ended December 31, 1997 from $1,413 for the nine months ended December 31, 1996. The tax provisions as a percent of pre-tax income decreased to 12.1% for the nine months ended December 31, 1997 from 34.8% for the nine months ended December 31, 1996. The decrease resulted from a decrease in revenue derived from jurisdictions with lower tax rates.

Material Changes in Financial Condition, Liquidity and Capital Resources ($US,000, except per share data)

The Company had a cash balance of $2,187 and a deficit working capital of $345 at December 31, 1997 compared to a cash balance of $94 and working capital of $2,768 at March 31, 1997. The increase in cash is attributable to the receipt of proceeds from a short term loan of $10,000. The decrease in working capital resulted from the increase in short term loans.

For the nine months ended December 30, 1997 net cash used in operating activities amounted to $2,181 as compared to net cash provided by operating activities of $1,709 for the corresponding period of the prior year. This change resulted from an increase in accounts receivable, inventory, prepaid expenses and a reduction in deposits from customers, which were partially offset by increased earnings, depreciation and accounts payable.

Net cash used in investing activities amounted to $8,977 and $2,960 for the nine months ended December 30, 1997 and 1996 respectively. This increase resulted from substantial additions to property, plant and equipment. Net cash provided by financing activities amounted to $13,248 and $1,667 for the nine months ended December 30, 1997 and 1996, respectively. This increase is attributable to an increase in short-term borrowings and the $10,000 short term loan from Phenomenal Limited.

At December 31, 1997, the Company had long term debt totaling $1,692 compared to long term debt at March 31, 1997 of $1,834. This $142, or 7.7% decrease is primarily attributable to repayments which offset additions of the Company's bank loan.

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

As additional consideration for the loan of $10,000 the Company issued Phenomenal Limited, warrants ("Warrants") to purchase 5,263,158 shares of the Company's common stock, $.001 par value, at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (i) May 31, 1998 or (ii) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants may only be exercised in the event that the Note is not converted pursuant to its terms.

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

Other expense included interest provision for a convertible note of approximately $146,000 and $1,076,000 for the three and nine months ended December 31, 1997. On June 4, 1998 the Company and the convertible note holder agreed to waive all interest relating to the convertible note.

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


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Warrant Agreement with Phenomenal Limited (1)

          10.2 Convertible Note with Phenomenal Limited (1)

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

 --------------------

(1) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10Q for the period ended June 30, 1997.


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              S.W. LAM, INC.


Dated:   August 20, 1998                      By: /s/ Lam Sai Wing
                                                  ------------------------------
                                                  Lam Sai Wing, President and
                                                  Chief Executive Officer

Dated:   August 20, 1998                      By: /s/ Chan Yam Fai
                                                  ------------------------------
                                                  Chan Yam Fai , Jane
                                                  Chief Financial Officer