Form 10-K
period 1998-03-31
LAM SW INC
filed 1999-02-01
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to             .
                                       ------------    ------------

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                -----------------------------------------------
                (Name of registrant as specified in its charter)

              Nevada                                            62-1563911
  -------------------------------                         ----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification Number)



           Unit 25-32, Second Floor, Block B, Focal Industrial Centre,
                       Man Lok Street, Hunghom, Hong Kong
          ------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code:  (852) 2766 3688

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
     ---------------------           -------------------------------------------
            None                                       None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         -------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes       No  X
                                                       -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 28, 1998, 12,800,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average bid and asked price, was approximately $2,950,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          ------
PART I

         ITEM 1.  BUSINESS.................................................  1
         ITEM 2.  PROPERTIES ..............................................  7
         ITEM 3.  LEGAL PROCEEDINGS .......................................  8
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS......................................  8

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS..........................  8
         ITEM 6.  SELECTED FINANCIAL DATA.................................. 10
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................... 11
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.............................................. 17
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............. 17
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................... 18

PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                  AND CONTROL PERSONS OF THE REGISTRANT.................... 19
         ITEM 11. EXECUTIVE COMPENSATION................................... 20
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................... 22
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS............................................. 23

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K...................................... 24

                  SIGNATURES............................................... 25

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 14 of this Form 10-K.

     The Company operates through its various subsidiaries, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to S.W. Lam, Inc. and its subsidiaries. All references to China or the PRC are to the Peoples' Republic of China. The Company's financial statements are presented in United States Dollars ("US$"). The Company's sales are principally in Hong Kong Dollars ("HK$") and Renminbi ("Rmb"). At March 31, 1998, the prevailing exchange rate of US$ into HK$ and Rmb was US$1.00 = HK$7.7480 and US$1.00 = Rmb 8.27930.

ITEM 1.  BUSINESS

     S.W. Lam, Inc. (the "Company"), a Nevada corporation, through its subsidiaries, is engaged in the design, manufacturing and marketing of gold and silver jewelry products to customers in Hong Kong, the People's Republic of China (the "PRC" or "China") and other parts of the world. The Company's operations are located in Hong Kong and the PRC.

History and Development of the Company

     The Company's business began with the formation of an unincorporated sole proprietorship by Lam Sai Wing ("Mr. Lam") to manufacture and market jewelry at facilities in Dongguan, PRC in 1983. Subsequently, in 1987, Shenzhen Hang Fung Jewellery Factory, a sole proprietorship formed by Mr. Lam, established a modern manufacturing facility in Shenzhen, PRC (the "Shenzhen Facility"). In 1990, Beijing Hang Fung Jewellery Factory, a sole proprietorship formed by Mr. Lam, entered into a sino-foreign joint venture to manufacture and market jewelry at facilities in Beijing, PRC (the "Beijing Facility"). In 1991, Mr. Lam transferred operations of the facilities in Dongguan to an unaffiliated third party, the Dongguan No. 2 Light Industry Jewelry Bureau.

     In April 1994, Mr. Lam incorporated Macadam Profits Limited ("Macadam"), Priestgill Limited ("Priestgill") and Soycue Limited ("Soycue") in the British Virgin Islands. Whilst Soycue engaged in the jewelry manufacturing and distribution business, Macadam and Priestgill remained inactive since the date of their incorporation. In November 1994, Mr. Lam incorporated Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in Hong Kong and transferred operations of the Shenzhen Facility and Beijing Facility to Hang Fung Jewellery. Certain other operations previously conducted by Mr. Lam were also transferred to Hang Fung Jewellery in September 1995. Effective April 1996, Mr. Lam transferred operations of Soycue to Hang Fung Jewellery and ceased operations of Soycue, which has since remained dormant. In December 1996, Mr. Lam and his wife, Chan Yam Fai, Jane ("Ms. Chan") transferred ownership of Hang Fung
Jewellery, Macadam, Priestgill, Soycue and Kai Hang Jewellery Company Limited ("Kai Hang Jewellery"), a Hong Kong corporation engaged in jewelry marketing owned by Mr. Lam and Ms. Chan, to Quality Prince Limited ("Quality Prince"), a holding company organized in the British Virgin Islands and also owned by Mr. Lam and Ms. Chan. (Hang Fung Jewellery, Kai Hang Jewellery, Macadam, Priestgill, Quality Prince and Soycue are collectively referred to herein as the "Hang Fung Group").

     In December of 1996, Quality Prince completed a "reverse acquisition" with S.W. Lam, Inc. pursuant to which the companies comprising the Hang Fung Group, representing all of the jewelry manufacturing and marketing operations controlled by Mr. Lam and Ms. Chan became wholly owned subsidiaries of the Company. S.W. Lam, Inc. was originally incorporated in the State of Tennessee under the name New Wine, Inc. ("New Wine"). New Wine was formed in April of 1994 to develop, finance and produce record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; to operate a music publishing firm; and, to engage generally in the business of providing personal business management services for professional entertainers. New Wine completed an offering of common stock in September of 1995 selling 225,000 shares for $45,000 pursuant to Rule 504 under the Securities Act of 1933, as amended (the "Act"). The operations of New Wine proved unsuccessful and were discontinued and New Wine began efforts to acquire or combine with an operating business. Pursuant to discussions with the shareholders of Quality Prince, New Wine reincorporated in the state of Nevada and changed its name to S.W. Lam, Inc. in October of 1996. In December of 1996, New Wine entered into an agreement with the shareholders of Quality Prince pursuant to which New Wine agreed to issue 10,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding shares of Quality Prince (the "Exchange"). Following the Exchange, management of the Hang Fung Group assumed control of management of the Company and the Company, through its subsidiaries, the Hang Fung Group, is continuing the operations of the Hang Fung Group.

Overview

     The Company's operations include the manufacturing of gold and silver jewelry and ornamental items in the PRC and Hong Kong and the sales of those products in the PRC, Hong Kong and other parts of the world.

     Because of regulatory issues relating to operations and the marketing of gold and silver in the PRC, the Company's production and marketing activities in the PRC are conducted pursuant to a series of agreements with entities having operations or appropriate licenses in the PRC. The principal agreements pursuant to which the Company carries on operations in the PRC are: (1) a sub-contracting agreement with Shenzhen Crafts Import and Export Company ("Shenzhen Crafts") pursuant to which gold and silver products are produced in Shenzhen for export,
(2) an Agreement for Jewellery Assembling with China Jewellery Import & Export Co. ("China Jewellery") pursuant to which China Jewellery is responsible for gold and silver assembly operations at facilities jointly operated with the Company in Beijing, (3) a Sales Agency Agreement with China Jewellery pursuant to which China Jewellery acts as the Company's agent in selling jewelry in the PRC in exchange for an agency fee and the Company acts as China Jewellery's agent in selling jewelry in Hong Kong in exchange for an agency fee, and (4) an Agreement for Jewellery Assembling, Sales Agency Agreement and Sales Cooperation Agreement with Tai Yuen Jewellery Crafts Factory ("Tai Yuen Jewellery") pursuant to which Tai Yuen Jewellery assembles and sells gold and silver products on the Company's behalf in the PRC.

     Shenzhen Crafts and China Jewellery are each state-owned enterprises, and Tai Yuen Jewellery is a collectively owned enterprise organized under the laws of the PRC; and each holds requisite licenses to import, export and sell gold and silver products in the PRC. Both China Jewellery and Tai Yuen Jewellery have agreed to pay Hang Fung Jewellery's PRC tax liability incurred in connection with the respective operations of Hang Fung Jewellery pursuant to agreements for jewelry assembling.

     The Company presently markets its products throughout the world including Hong Kong, the PRC, the Middle East, Southeast Asia, Europe and the United States. The Company has increased its sales to the Middle East, Southeast Asia, Europe, and the United States in the last year as a result of increased marketing.

Products

     The Company's products consist of a broad array of gold and silver jewelry products, gold and silver decorative items, semi-precious stone jewelry and other decorative products. Examples of the Company's products include, but are not limited to, bracelets, chains, charms, rings, earrings, ornamental plaques, serving sets and decorative pieces.

     The Company classifies its products in four distinct segments: (1) fine gold products, consisting of jewelry and ornamental products crafted from 24 carat gold; (2) jewelry products, consisting of a broad array of jewelry including jewelry incorporating semi-precious stones; (3) other precious metal products, consisting of a broad array of jewelry and decorative or ornamental items otherwise falling within one of the other product segments but crafted from silver or other precious metals; and (4) others, consisting of medals, coins and miscellaneous items such as gift boxes and gold surface watches. The Company's products range in wholesale price from approximately $1 to over $65,000. The mean selling price of the Company's products is between $200 and $220. The following table illustrates the typical range and average wholesale price of the Company's products by segment:

                                              Wholesale               Average
                                             Price Range         Wholesale Price
                                             -----------         ---------------

Fine gold products.....................      $10 to $38,000           $300
Jewelry products.......................      $25 to $26,000           $500
Other precious metal products..........       $1 to $65,000            $65
Others.................................        $6 to $100              $25

     For the two years ended March 31, 1998, sales by major product category and as a percentage of sales (excluding subcontracting fees) were as follows:

                                             1997                      1998
                                      ----------------        ------------------
                                      Amount                  Amount
                                      $'000    Percent        $'000      Percent
                                      -------  -------        -------    -------
Fine gold products.................    32,149      87.3       40,457     69.8
Jewelry products...................     3,392       9.2        7,613     13.1
Other precious metal products......     1,122       3.1        8,593     14.8
Others.............................       162       0.4        1,331      2.3
                                       ------     ------      ------    ------
                                       36,825     100.0       57,994    100.0
                                       ======     ======      ======    ======
Product Design and Development

     The Company maintains an in-house product design and development team in its Hong Kong offices consisting of approximately 10 staff members. The Company's product design staff continuously monitors jewelry trends and consumer preferences and is engaged in ongoing efforts to design new products consistent with such trends and preferences. After conceiving of a new product, the Company's design staff will produce detailed design and drawings for use in further production. The Company's design staff currently creates approximately 2,000 new designs annually.

Purchasing

     The principal material in the manufacture and assembly of the Company's products is gold which typically represent approximately 69% of the total costs of purchases.

     The Company purchases gold primarily from suppliers in Australia, England, Germany and Hong Kong. Silver and color stone purchases are primarily from suppliers in Hong Kong.

     The Company maintains no long term contractual arrangements to purchase materials. Although purchases of raw materials are made from a relatively small number of suppliers, management believes there are numerous alternative suppliers for all materials, and that the failure of any principal supplier would not have a material adverse effect on the Company's operations or financial condition. To date, the Company has not experienced any difficulty in securing materials.

     The Company does not presently engage in any hedging activities with respect to possible fluctuations in the prices of raw materials. Management believes that the risk of not engaging in such activities is minimal, since historically the Company has been able to adjust selling prices as material price fluctuations have occurred.

Manufacturing and Assembly

     The  Company's   principal   manufacturing  and  assembly   operations  are
undertaken at facilities located in Tai Yuen, Shenzhen and Beijing, PRC pursuant to agreements with Tai Yuen Jewellery, Shenzhen Crafts and China Jewellery.

     The Company's largest manufacturing operations take place at the Beijing Facility which is jointly operated with China Jewellery. Pursuant to an Agreement for Jewellery Assembling entered into in November of 1994, formalizing existing manufacturing operations which commenced in 1990, China Jewellery has provided the factory premises as well as labor supply, water, electricity and other support services and the Company has provided equipment, tools, technical expertise and materials necessary to carry on jewelry manufacturing operations. Under the agreement, China Jewellery is responsible for actual jewelry assembly and manufacturing. The Company pays assembling fees to China Jewellery in an amount equal to HK$1.00 (US$0.13) per gram for fine gold jewelry, HK$3.00 (US$0.39) per gram for karat-gold jewelry and HK$0.60 (US$0.08) per gram for silver jewelry and gem assembling. The agreement also provides that China Jewellery may perform jewelry manufacturing and assembly operations for other parties using the Beijing Facility provided that such operations do not interfere with the manufacturing and assembly operations and requirements of the Company and provided that such products are manufactured exclusively for domestic consumption within the PRC. The Company is entitled to receive a fee from China Jewellery with respect to all jewelry manufactured for third parties at the Beijing Facility with the amount of such fees to be determined on a case-by-case basis ("Subcontracting Fees"). China Jewellery has agreed to undertake and pay for all of the Company's PRC tax liabilities relating to operations at the Beijing Facility. The Agreement for Jewellery Assembling with China Jewellery expires in November of 2004.

     The Company conducts similar jewelry manufacturing and assembly operations at facilities in Tai Yuen, PRC (the "Tai Yuen Plant") pursuant to an agreement with Tai Yuen Jewellery which is substantially similar to the manufacturing arrangement with China Jewellery, including provision for the payment to the Company of a fee with respect to all jewelry manufactured for third parties at the Tai Yuen Plant and the assumption and payment by Tai Yuen Jewellery of all of the Company's PRC tax liabilities relating to operations at the Tai Yuen Plant. Tai Yuen is paid manufacturing fees in amounts agreed upon from time to time. The agreement with Tai Yuen Jewellery expires in April of 2006.

     The Company also conducts jewelry manufacturing and assembly operations in Shenzhen, PRC, (the "Shenzhen Facility") pursuant to a subcontracting agreement with Shenzhen Crafts which provides for use of the Shenzhen Facility exclusively for manufacturing products for the Company. Shenzhen Crafts is paid manufacturing fees in an amount equal to approximately $2,000 per month . The rights and obligations of Shenzhen Crafts were transferred to and assumed by Shenzhen Jia Yi Jewellery Co., Ltd. ("Shenzhen Jewellery"). The subcontracting agreement expires December 31, 1999.

     Actual manufacturing and assembly operations are performed by skilled workers under the supervision of a team of technicians. Before actual manufacturing or assembly commences, product specifications are established, product design is undertaken and raw materials are purchased and inspected. The manufacturing and assembly process is tailored to the specifications of the items being manufactured. Chain jewelry manufacturing begins with the melting of gold or silver into bars which are rolled and elongated on a press. The process is repeated a number of times until the bar is reduced to wire of approximately 20mm in diameter. The wire is then stretched to produce a finer wire which is then cut and swirled to form a spiral. The spiral is then cut to rings, which are sized and graded and soldered together afterwards to form a chain. Manufacturing of other jewelry items, including ornaments which may be attached to chains, typically begins with the construction of a wax prototype. A master rubber mold is then formed from the wax prototype. An unlimited replica of plaster molds are eventually produced from the master rubber mold. Casting is then performed by filling or injecting the plaster mold with melted gold or silver which has been mixed with appropriate alloys to achieve the desired level of purity for forming the solid gold or silver items. The plaster mold is then removed and the constituent jewelry parts are cleaned, assembled, soldered and pre-polished. As an alternative to the traditional casting method, the Company casts "electro-form" jewelry utilizing a proprietary technique to bond gold to an underlying jewelry wax mold, which is also derived from the master rubber mold. Designs or impressions are affixed to appropriate component parts by stamping, cutting or grinding. Component parts are shaped and assembled to specifications in accordance with the product design. Virtually all final assembly is performed by hand at row tables at which all necessary tools to perform fine assembly operations are available.

     In addition to manufacturing undertaken to fill the Company's product requirements and manufacturing undertaken by (1) China Jewellery at the Beijing Facility; (2) Tai Yuen Jewellery at the Tai Yuen Plant; and (3) Shenzhen
Jewellery at the Shenzhen Facility, the Company provides contract jewelry manufacturing for certain customers who provide all product specifications and raw materials. The Company is paid negotiated subcontracting fees for manufacturing such products (also, "Subcontracting Fees").

     The Company presently has adequate facilities and support staff to manufacture and assemble approximately 4,000,000 pieces of jewelry annually.

Quality Control

     Strict quality control procedures are followed before and throughout the manufacturing process to assure that products are manufactured with the highest degree of precision in compliance with the Company's design specifications. Before the commencement of manufacturing, all raw materials undergo a thorough inspection to assure that materials purchased are of the right type, quality and quantity. Trained technicians monitor and test the purity of all gold to assure the karat accuracy of all gold produced. Quality checks are carried out on all products at each stage of production to ensure that the products meet the Company's quality standards. To ensure the quality of all jewelry produced, all production workers receive production and quality control training and production supervisors are present and oversee all production operations and, finally, all finished goods are checked by the Company's quality control team before shipment to customers.

Inventory Policy and Control

     The Company manufactures products in accordance with customer purchase orders and sales forecasts of management. The Company's production schedule is closely monitored by the production management team. The Company's policy is to manufacture and maintain approximately 80 days' stocks in inventory to ensure customer's delivery schedules are met.

     Raw materials are normally purchased based on production schedules and are generally ordered 7 to 14 days before the production commences. At the assembly line, workers are provided only the raw materials required for scheduled production. Materials are weighed before and after each production run and all production workers are required to account for any losses of stones or gold or silver over prescribed limits.

     Stocks of raw materials and finished products are stored in secure areas in the Company's Hong Kong offices, where access is restricted to authorized personnel.

Sales and Marketing

     Marketing of the Company's products is carried out by the Company's internal sales and marketing force for all products sold outside of the PRC and by China Jewellery and Tai Yuen Jewellery for all products sold within the PRC.

     The Company's internal sales staff is located in the Company's offices in Hong Kong and carries out sales and marketing activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Company's sales staff is responsible for establishing and maintaining relations with independent sales representatives and customers as well as marketing the Company's products to potential customers. The Company's senior management and marketing staff regularly attend major local and international jewelry fairs to promote the Company's products and solicit new customers. Additionally, the Company periodically advertises in jewelry magazines and makes direct mailings of new product catalogues.

     Marketing of products within the PRC is conducted exclusively through China Jewellery and Tai Yuen Jewellery as agents for the Company. Pursuant to a Sales Agency Agreement with China Jewellery, China Jewellery markets the Company's products in the PRC in exchange for an agency fee in the amount of fifteen percent (15%) of the sales price of fashion jewelry, ten percent (10%) of the sales price of silver and karat gold jewelry and Rmb 1.00 (US$0.12) per gram on fine gold jewelry. The Company, in turn, acts as agent for China Jewellery with respect to sales of China Jewellery products in Hong Kong, for which the Company is entitled to agency fees in the same amounts payable by the Company to China Jewellery. The Sales Agency Agreement with China Jewellery expires in November of 2004.

     The Company also sells jewelry in the PRC through Tai Yuen Jewellery pursuant to agreements which are similar to the Sales Agency Agreement with China Jewellery. These agreements provide that the Company shall pay agency fees on a case by case basis.

     Sales by region (excluding subcontracting fees) for the three years ended March 31, 1998 have been as follows:

                                     1996                  1997                    1998
                              -----------------     -------------------     -----------------
                              Amount                Amount                  Amount
                              $,000     Percent     $,000      Percent      $,000     Percent
                              ------    -------     ------     -------      ------    -------

Southeast Asia............      1,280      5.6        4,610      12.5        12,232      21.1
United States.............          -        -        1,305       3.5        10,211      17.6
PRC.......................      6,129     26.8        8,043      21.8        10,000      17.2
Middle East...............      3,288     14.3        5,744      15.6         9,317      16.1
Europe....................      2,149      9.4        1,506       4.1         5,886      10.2
Hong Kong.................     10,057     43.9       15,617      42.5        10,348      17.8
                               ------    ------      ------     ------       ------     ------
   Total..................     22,903    100.0       36,825     100.0        57,994     100.0
                               ======    ======      ======     ======       ======     ======

     Over the past three years, the Company has devoted substantial resources and effort, and has hired additional sales and marketing personnel, to expand its markets outside of the PRC and Hong Kong. As a result of those efforts, sales outside of the PRC and Hong Kong have risen from $6.7 million, or 29.3% of sales, during the year ended March 31, 1996 to $37.6 million, or 65% of sales, during the year ended March 31, 1998.

Customers

     The Company's customers consist principally of a combination of wholesale distributors and jewelry retailers. At March 31, 1998, the Company had approximately 100 regular customers and its products were sold in approximately 1,800 retail outlets. The Company's five largest customers accounted for approximately 23.2% of revenue during the fiscal year ended March 31, 1998. During fiscal 1998, the Company had only two customers which accounted for more than 5% of the Company's revenues: Chow Tai Fook Jewellery Co., Ltd and Sam Ming Tong Jewellery Co., Ltd., which comprised 5.9% and 5.5% of revenue respectively. The Company has no long term contracts with any customers. Chow Tai Fook Jewellery Co., Ltd. and Sam Ming Tong Jewellery Co., Ltd have been customers of the Company for more than five years.

Competition

     The jewelry industry is highly fragmented, with little significant brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived high value and quality in relation to price.

     While many competitors in the wholesale jewelry manufacturing and distribution business may have a wider selection of products or greater financial resources, the Company believes its competitive position is enhanced by the Company's broad customer base, experienced management team and the Company's close relationship with its customers and vendors. Therefore, although the competition is intense, management believes that the Company is well positioned to compete in the jewelry industry.

Employees

     As of March 31, 1998, the Company had approximately 1,800 employees, including 7 executive officers, 48 other management personnel, 27 persons in administration, 1,638 persons in manufacturing and production and 80 persons in sales and marketing. Of the Company's employees, approximately 128 staff members are located in Hong Kong with the remaining employees being located in the PRC. None of the Company's employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory.

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

     The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Additionally, due to licensing requirements relating to the manufacture and marketing of gold products in the PRC, the Company's ability to continue its current operations in the PRC is substantially dependent upon the Company's ability to maintain satisfactory contractual arrangements with PRC entities possessing the requisite licenses such as China Jewellery, Tai Yuen Jewellery and Shenzhen Jewellery. Further, a portion of the Company's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 2. PROPERTIES

     The Company's executive offices are located at Unit 25-32, Second Floor, Focal Industrial Centre, Man Lok Street, Hunghom, Hong Kong. This facility consists of approximately 31,500 square feet of office space, and is leased from an unaffiliated third party for approximately HK$3,362,000 (US$434,000) per year pursuant to four leases which range in expiration from March 1999, to May 2000. This office space also houses certain marketing, product design and high quality gold production operations.

     The Company also leased office space located at Unit 302-303A and Unit 410, Fu Hang Industrial Building, 1 Hok Yuen Street East, Hunghom, Hong Kong. Such facility consists of approximately 11,000 square feet of office space. Such office space also housed certain marketing, product design and high quality gold production operations. Unit 302-303A was leased from Ms. Chan, an officer and director of the Company, for HK$1.35 million (US$174,000) per year pursuant to a lease expiring March 31, 1998; and Unit 410 was leased from an unaffiliated third party for HK$300,000 (US$39,000) per year pursuant to a lease expiring September 19, 1998. Both of these leases expired during 1998 and the Company has relocated all operations from those premises to its Focal Industrial Centre facilities.

     The Company's principal production operations are conducted at facilities located in Beijing, Tai Yuen, and Shenzhen, PRC. The Company's operations in Beijing occupy approximately 60,000 square feet in the Beijing Facility, a 5-story building, which facility is utilized pursuant to an agreement for jewelry assembly with China Jewellery.

     The Company's operations in Tai Yuen occupy approximately 30,000 square feet in the Tai Yuen Plant, a 6-story industrial building, which facility is utilized pursuant to a jewelry assemby agreement with Tai Yuen Jewellery.

     The Company's operations in Shenzhen occupy one floor, approximately 20,000 square feet, in the Shenzhen Facility, a multi-story industrial building, which facility is utilized pursuant to a jewelry assemby agreement with Shenzhen Crafts.

     The Company believes that its existing facilities and facilities will be adequate to support the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to lawsuits incidental to its business. The Company and its management are not presently aware of any pending or threatened proceedings which, individually or in the aggregate, are believed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     While the Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CHRM", there is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported bid price of the Company's Common Stock, as of December 28, 1998, was $0.4375.

Holders

     At March 31, 1998, there were approximately 134 record holders of the Company's Common Stock.

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

Sales of Unregistered Securities

     During the fiscal year ended March 31, 1998, the Company sold the following unregistered securities without the use of underwriters and without the payment of any discounts or commissions, except as otherwise noted:

     On May 20, 1997, in consideration for a loan of $10,000,000 from Phenomenal Limited ("Phenomenal") to the Company's wholly owned subsidiary Quality Prince,
(1) Quality Prince executed a convertible note ("Note") due March 20, 1998 in the principal amount of $10,000,000 and (2) the Company issued warrants (the "Warrants") to purchase 5,263,158 shares of the Company's Common Stock. The Note accrued interest at three percent (3%) per month, compounded monthly, and was convertible into 2,914 shares, or such other number of shares as will constitute not less than 29.14%, of Quality Prince.

     The Warrants entitled the holder to purchase 5,263,158 shares of the Company's common stock at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (1) May 31, 1998 or (2) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants were only exercisable in the event that the Note was not converted pursuant to its terms.

     On June 4, 1998, the Company (and its subsidiaries) and Phenomenal executed an agreement ("Deed Amendment") to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, Phenomenal agreed to waive all interest accrued on the Note and to convert the Note into 5,263,788 redeemable preferred shares (the "Preferred Shares") of the Company's wholly owned subsidiary, Hang Fung Jewellery. The Deed Amendment evidences the Company's intent to form a new holding company ("Listco") for the shares of the companies, excluding Quality Prince, comprising the Hang Fung Group (the "Restructuring"). The Preferred Shares must be redeemed and a minimum US$10,000,000 from redemption are subject to mandatory subscription into shares of common equity of Listco representing 29.14% of such equity if, and only if, the Company has listed the shares of Listco on The Stock Exchange of Hong Kong on or before March 20, 1999. If the Restructuring has been completed but such listing has not been completed on or before March 20, 1999, Phenomenal shall have the right to either subscribe for shares of common equity of Listco or to cause the Preferred Shares to be redeemed for $10,000,000 plus a dividend accruing at 19.56% per annum.

     Pursuant to the Deed Amendment, the Warrants were extended to May 31, 1999 or the date of the proposed listing, whichever is earlier, and the number of warrant shares was modified to reflect the accrual of dividends on the Preferred Shares until the Warrants are exercised.

     By the terms of the Deed Amendment, Phenomenal may either convert the Preferred Shares into equity of Listco or exercise the Warrants but may not avail itself of both such rights. The conversion of the Preferred Shares or exercise of the Warrants shall cause Phenomenal to forfeit its rights under the other.

     The issuance of the above securities to Phenomenal were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act based on the limited number of purchasers and based on representations from the purchasers that they were acquiring for investment only and not with a view to or for sale and restrictive legends were affixed to the share certificates issued in such transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data derived from the consolidated financial statements of the Company which appear elsewhere herein. Quality Prince was acquired by the Company in December of 1996 in a transaction accounted for as a recapitalization of Quality Prince with Quality Prince as the acquirer (a "reverse acquisition"). On this basis, the historical consolidated financial statements of the Company prior to December 31, 1996 are those of Quality Prince and its subsidiaries and the historical shareholders' equity of the Company as of March 31,1996 has been retroactively restated to reflect the equivalent number of shares of the Company issued for such acquisition. The acquisition of the various members of the Hang Fung Group by Quality Prince in December of 1996 has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. The following data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.


                                                                Year Ended March 31,
                                       -------------------------------------------------------------------
                                        1994          1995           1996            1997            1998
                                               (amounts stated in US$,000, except per share data)

Income Statement Data:
Net sales......................       $13,197      $18,478         $22,903        $36,825         $57,974
Subcontracting fees............         3,481        4,902           3,965          4,133           4,308
  Total revenues...............        16,678       23,380          26,868         40,958          62,302
Gross profit...................         4,585        7,004           8,046         10,971          15,143
Operating income...............         2,262        4,335           4,402          6,190           8,207
Other income (expense), net....          (185)        (274)           (329)          (741)           (636)
Income before taxes............         2,077        4,061           4,073          5,449           7,571
Net income.....................       $ 1,311      $ 2,589         $ 3,393        $ 4,475         $ 6,285
Net income per share (1).......       $  0.12      $  0.22         $  0.32        $  0.40         $  0.49
Weighted average shares
 outstanding (1)...............    10,500,000   10,500,000      10,500,000     11,075,000      12,800,000

Balance Sheet Data:
Working capital................        $1,042       $3,011          $ 613         $ 2,768         $(1,170)
Total assets...................        14,288       17,517         15,676          21,409          45,667
Long-term debt, less
 current portion...............           338          299            879           1,834           4,405
Stockholders' equity (2).......         1,579        4,531          3,038           8,017          14,278


(1) Net income per share is computed assuming (i) the 10,500,000 shares issued pursuant to the Exchange were outstanding for all periods presented, (ii) the 1,275,000 shares issued in connection with initial formation of New Wine were issued December 31, 1996 and (iii) the 225,000 shares issued by New Wine pursuant to a Rule 504 offering were issued December 31, 1996.

(2) Stockholders' equity at March 31, 1996 reflects the payment of a dividend in the amount of $5,000,000 by the Hang Fung Group prior to the acquisition of the Hang Fung Group by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 14.

General

     The following discussion should be read in conjunction with the Company's financial statements appearing elsewhere herein.

     Prior to December of 1996, the Company was engaged in limited operations relating to the production and distribution of record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; operation of a music publishing firm; and, generally, the business of providing personal business management services for professional entertainers. On December 19, 1996, the Company acquired the Hang Fung Group, and entered into the jewelry manufacturing and distribution business.

     The acquisition of the Hang Fung Group has been accounted for using the purchase method of accounting with the transaction being accounted for as a "reverse acquisition." The Company does not consider the operations prior to the acquisition of the Hang Fung Group to be material to an understanding of the Company. Accordingly, this discussion relates to the operations of the Hang Fung Group, for all periods presented, excluding the former operations of New Wine, Inc.

     Hang Fung Group's operations consist of designing, assembling, merchandising and distributing a full line of gold and silver jewelry products and other ornamental products on a wholesale basis to customers in Hong Kong, China, Europe, the Middle East, Southeast Asia, and the United States. Revenues from such operations are generated through the manufacturing and wholesaling of the Company's jewelry products, subcontract jewelry manufacturing for selected customers and through fees payable to the Company by its business partners in the PRC ("Subcontracting fees").

     The primary cost of operating  the  Company's  jewelry  business is the raw material cost of jewelry. The Company assembles or manufactures all of the jewelry which it sells, other than sales made as agent for certain business partners. The Company constantly compares costs and quality of jewelry raw materials to assure that it is obtaining the best purchase price and quality available. The cost of such raw materials and products varies with currency fluctuations and other factors beyond the Company's control. While any fluctuations in cost of acquiring raw materials may adversely affect the Company's profit margins, the Company has historically been able to pass such cost fluctuations on to its customers. See "Business - Purchasing."

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

                                                 Year Ended March 31,
                                            ------------------------------
                                            1996         1997         1998
                                            ----         ----         ----
Net sales..........................         85.2%        89.9%        93.1%
Subcontracting fees................         14.8         10.1          6.9
                                           ------       ------       ------
  Total revenues...................        100.0        100.0        100.0
Cost of sales......................         70.1         73.2         75.7
                                           ------       ------       ------
Gross profit.......................         29.9         26.8         24.3
Operating expenses.................         13.6         11.7         11.1
                                           ------       ------       ------
Income from operations.............         16.3         15.1         13.2
Other income (expense).............         (1.2)        (1.8)        (1.0)
                                           ------       ------       ------
Income before income taxes.........         15.1         13.3         12.2
Income taxes.......................         (2.5)        (2.4)        (2.1)
                                           ------       ------       ------
Net income.........................         12.6         10.9         10.1
                                           ======       ======       ======

Year Ended March 31, 1998 Compared to Year Ended March 31, 1997

     Revenues and Gross Profit. Operating revenues increased by 52.1% to $62.3 million for the year ended March 31, 1998 as compared to the $40.9 million for fiscal 1997. Sales of Company products were up 57.3% to $57.9 million during fiscal 1998 as compared to $36.8 million during fiscal 1997. Subcontracting fees increased by 4.2% to $4.3 million during fiscal 1998 from $4.1 million during fiscal 1997.

     The increase in sales during fiscal 1998 was attributable to increased product volumes resulting from an increase in production capacity and investments in marketing efforts across geographical regions, particularly in the United States and the Middle East. The increase in subcontracting fees was attributable to increased marketing, new technology and an increase in the number of supply contracts.

     Geographically, sales in Hong Kong decreased and sales in the PRC increased marginally due to increased marketing efforts which were offset by economic weakness. The Company experienced a shift in sales in Hong Kong and the PRC as a result of the economic turmoil originating in the Asian region. Sales in Hong Kong declined approximately 33.7% to $10.3 million in fiscal 1998 from $15.6 million in fiscal 1997. Sales in the PRC were up during fiscal 1998 due to stable economic conditions relative to the region, increasing approximately 24.3% to $10 million in fiscal 1998 from $8.0 million in fiscal 1997. Sales in Southeast Asia (not including Hong Kong and the PRC) during fiscal 1998 were also up due to increases in orders by existing customers, increasing 165.3% to $12.2 million in fiscal 1998 from $4.6 million in fiscal 1997.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 197.1% increase in sales with these sales accounting for 43.8% of total sales in fiscal 1998 as compared to 23.2% of total sales in fiscal 1997. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 290.8% to $5.9 million in fiscal 1998 from $1.5 million in fiscal 1997. Sales in the Middle East were up during fiscal 1998, increasing approximately 62.2% to $9.3 million from $5.7 million in fiscal 1997. Sales in the United States, which began in the fourth quarter of fiscal 1997, increased approximately 682.5% to $10.2 million during fiscal 1998 from $1.3 million in fiscal 1997.

     Gross profits increased by 38% to $15.1 million in fiscal 1998 from $11.0 million during fiscal 1997. The increase in gross profits was mainly attributable to increased sales, and expansion into the United States market which were partially offset by a reduction in gross margins. Gross margins decreased to 24.3% in fiscal 1998 from 26.8% in fiscal 1997 as a result of implementation of a marketing strategy offering lower prices to enhance competitiveness and increase sales volume.

     Operating Expenses. Operating expenses totaled $6.9 million during fiscal 1998, an increase of 45.1% from $4.8 million in fiscal 1997. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with the expanded selling efforts, increased corporate overhead and depreciation expense on investment in machinery and equipment to support the increase in sales volumes.

     Other Income(Expense), Net. Other income(expense), net during fiscal 1997 and 1998 consisted of miscellaneous income on disposal of production scrap, recovery of expenses paid on behalf of customers, expenses on exchange losses and bank charges, and interest income and interest expense. A one time expense attributable to the reverse acquisition was also included in fiscal 1997. Net other expenses decreased approximately 14.2% to $0.6 million during fiscal 1998 from $0.7 million during fiscal 1997. The decrease was primarily attributable to an increase in interest income of $0.1 million and the one time nature of the $0.35 million expenses attributable to the reverse acquisition during fiscal 1997 which was partially offset by $0.32 million increase in interest expenses due to increased borrowing levels.

     Income Taxes. Income taxes increased by 32% from approximately $1.0 million in fiscal 1997 to $1.3 million in fiscal 1998. The increase in income taxes during the period was primarily attributable to the increase in taxable earnings of the Company.

Year Ended March 31, 1997 Compared to Year Ended March 31, 1996

     Revenues and Gross Profit. Operating revenues increased by 52.4% to $40.9 million for the year ended March 31, 1997 as compared to $26.9 million for fiscal 1996. Sales of Company products were up 60.8% to $36.8 million during fiscal 1997 as compared to $22.9 million in sales during fiscal 1996. Subcontracting fees increased by 4.2% to $4.1 million during fiscal 1997 from $3.9 million during fiscal 1996.

     The increase in sales was attributable to growing demand for electro-form jewelry and gold card ornaments as well as increased demand in the PRC resulting from a recovery in the PRC economy. The increase in subcontracting fees was attributable to an increase in orders by subcontract manufacturing customers.

     Geographically, sales in Hong Kong were up during fiscal 1997 due to growing demand for gold jewelry and improving economic conditions, increasing approximately 55.3% to $15.6 million from $10.1 million in fiscal 1996, sales in the PRC were up during fiscal 1997 due to improving economic conditions and higher income, increasing approximately 31.2% to $8.0 million from $6.1 million in fiscal 1996, sales in Europe were down during fiscal 1997 due to continued weakness in European economies, decreasing approximately 29.9% to $1.5 million from $2.1 million in fiscal 1996, sales in the Middle East were up during fiscal 1997 due to increased marketing efforts by the Company, increasing approximately 74.7% to $5.7 million from $3.3 million in fiscal 1996, sales in Southeast Asia during fiscal 1997 were up due to increases in orders by existing customers, increasing 260.2% to $4.6 million from $1.3 million in fiscal 1996, and sales in the United States totaled $1.3 million during fiscal 1997 with the commencement of selling efforts in the United States during the fourth quarter of fiscal 1997.

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

     Operating Expenses. Operating expenses totaled $4.8 million during fiscal 1997, an increase of 31.2% from operating expenses of $3.6 million in fiscal 1996. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with higher sales volume and the impact of inflation on certain expenses in Hong Kong and China.

     Other Income(Expense), Net. Other income(expense), net during the period consisted of gains/losses from miscellaneous income on disposal of production scrap, recovery of expenses paid on behalf of customers, expenses on exchange losses and bank charges, and interest income and interest expense. A one time expense of $0.35 million attributable to the reverse acquisition was also included in fiscal 1997 and primarily caused the increase in net other expense.

     Income Taxes. Income taxes increased by 43.2% from approximately $0.68 million in fiscal 1996 to $0.97 million in fiscal 1997. The increase in income taxes during the period was attributable to the increase in the taxable earnings of the Company.

Factors that May Affect Future Results

     The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, loss of any strategic relationships, the Company's ability to introduce new products and implement new or expanded manufacturing technologies on a timely basis, new product introductions by the Company's competitors, fluctuations in exchange rates, changes in consumer tastes and spending patterns and general economic conditions, among others.

     The Company's future operating results are particularly dependent upon several specific factors, in addition to the general factors noted above, including (1) substantial dependence upon manufacturing and, to a certain extent, marketing arrangements in the PRC, (2) ability to secure adequate financing to support planned increases in production and marketing of products, and (3) the ongoing impact of the Asian financial crisis.

     Management believes that the Company's ability to sustain its current margins and level of profitability is due, to a significant degree, to its establishment of favorable contract manufacturing and marketing arrangements in the PRC with PRC government authorized entities. If, for any reason, the Company were to be unable to continue its existing contractual relationships in the PRC, or to replace those relationships with similar arrangements, it is possible that the Company's operating costs could increase reducing both the Company's margins and profitability.

     Management believes that the Company's recent growth, and anticipated future growth, is a result of investments, and planned investments, in new and expanded production capacity and expanded marketing efforts. The Company has invested substantial amounts in new machinery and the modernization and expansion of the Beijing Facility. The Company has also invested substantial amounts to expand marketing efforts in the United States, the Middle East and Europe. In order to continue to grow revenues and profitability, the Company plans to invest substantial additional funds to expand production capacity further and to support further increases in marketing efforts, particularly outside of Asia. The Company has formed Listco and plans to list Listco on The Stock Exchange of Hong Kong to facilitate fund raising efforts to support future investment. Quality Prince previously received a $10 million loan (which was subsequently converted to Preferred Shares) from Phenomenal to partially fund the Company's proposed expansion of production and marketing. Phenomenal has agreed to redeem the Preferred Shares and apply a minimum of $10 million to subscribe for equity of Listco provided that the listing is completed by March 20, 1999. If the Company is unable to list the securities of Listco as anticipated or is otherwise unable to secure additional financing to support increased production and marketing efforts, the Company may be unable to support anticipated future growth in revenues and profitability. Further, the Company may be required to redeem the $10 million of Preferred Shares held by Phenomenal. See "-- Liquidity and Capital Resources."

     Countries in the Asia Pacific region have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect, among other things, consumer demand for luxury goods in the region (perhaps including the Company's products which may be considered luxury consumer goods), and the U.S. dollar value of the Company's foreign currency denominated sales (e.g., to the extent sales are denominated in Hong Kong dollars). In addition, the Company's interest income and expense is sensitive to fluctuations in the general level of Hong Kong interest rates. However, as described below, the Company believes that overall, it is well positioned to minimize such risks.

     The Company produces, markets and sells a broad range of jewelry and ornamental products for different market segments, has already increased its marketing efforts in North America, Europe and the Middle East, and has taken steps to stabilize both demand for and supply of its products. See "Business -- Sales and Marketing."

     In addition, the Company's policy is to denominate all its sales and assets in U.S. dollars or Hong Kong dollars. The Hong Kong Government has, throughout fiscal 1998 and since the beginning of fiscal 1999, repeatedly assured the public that the "peg" of Hong Kong dollar to the U.S. dollar will not be changed and the Hong Kong dollar will not be devalued. Similarly, the governor of PRC's central bank has reassured the public that the Renminbi will not be devalued. Therefore, based on information available to management at this time, management does not anticipate significant fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar in the foreseeable future. As the Company makes its purchases of raw materials in local currencies, and those currencies have generally exhibited weakness since mid-1997 when compared to the U.S. dollar, management does not believe the Company is exposed to undue amount of risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar.

     The Company does not enter into foreign exchange forward contracts or currency options to hedge against foreign exchange fluctuations or interest rate swaps, interest rate forward contracts and other derivatives to hedge against interest rate exposures. The Company monitors its exchange and interest rate risks on a continuous basis, both on a stand-alone basis and in conjunction with each other, from both an accounting and an economic perspective. Given the horizons of the Company's risk management activities, there may be adverse financial impacts resulting from unfavorable movements in either foreign exchange or interest rates.

     Overall, the Company believes it is well positioned to minimize material adverse impact that the recent economic developments in the Asia Pacific region may have on the Company.

Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company is using both internal and external resources to identify significant applications that will require modification, and to make such modifications, to ensure Year 2000 Compliance. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company has completed the modifications of all significant applications and its systems are 2000 compliant.

     The Company has planned to communicate with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company.

Liquidity and Capital Resources

     At March 31, 1998, the Company had cash balances totaling $2.1 million and a working capital deficit of $1.2 million. This compares to a cash balance of $0.1 million and working capital of $2.8 million at March 31, 1997.

     Cash provided by operations decreased to $1.9 million during fiscal 1998 from $2.8 million during fiscal 1997. The decrease in cash provided by operations was primarily due to increases in accounts receivable and inventories which accompanied the increase in sales during fiscal 1998. The Company's accounts receivable increased to $10.2 million, or approximately 16.4% of fiscal 1998 revenues, as compared to $5.1 million, or approximately 12.5% of fiscal 1997 revenues. The increase in accounts receivable during fiscal 1998 was attributable to increased sales levels, particularly in growing non-Asian markets and the granting of more favorable payment terms to selected customers. Days sales outstanding in receivables increased to 45 days for fiscal 1998, from 36 days for fiscal 1997. Inventories increased to $13.1 million at March 31, 1998 from $8.5 million at March 31, 1997. The increase in year end inventories was required to support growing sales. The Company used $15.7 million, $4.8 million and $2.2 million for investing activities in fiscal 1998, 1997 and 1996, respectively. The investment of cash in each of those periods related primarily to acquisitions of machinery and equipment to increase the Company's production capacity in order to support growing sales.

     Financing activities provided $15.9 million in fiscal 1998 as compared to $1.8 million in fiscal 1997. Cash generated from financing activities in fiscal 1998 consisted primarily of the proceeds of a $10 million loan from Phenomenal to the Company's wholly owned subsidiary Quality Prince. The Note evidencing the loan accrued interest at three percent (3%) per month, compounded monthly, and was convertible into 2914 shares, or such other number of shares as will constitute not less than 29.14%, of Quality Prince. As additional consideration for the loan, the Company issued Warrants to Phenomenal which entitled the holder to purchase 5,263,158 shares of the Company's common stock at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (1) May 31, 1998 or (2) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants were only exercisable in the event that the Note was not converted pursuant to its terms.

     On June 4, 1998, the Company (and its subsidiaries) and Phenomenal executed a Deed Amendment to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, Phenomenal agreed to waive all interest accrued on the Note and to convert the Note into 5,263,788 Preferred Shares of the Company's wholly owned subsidiary, Hang Fung Jewellery. The Deed Amendment evidences the Company's intent to form a new holding company, Listco, for the shares of the companies, excluding Quality Prince, comprising the Hang Fung Group. The Preferred Shares must be redeemed and a minimum $10,000,000 from redemption are subject to mandatory subscription into shares of common equity of Listco representing 29.14% of such equity if, and only if, the Company has listed the shares of Listco on The Stock Exchange of Hong Kong on or before March 20, 1999. If the Restructuring has been completed but such listing has not been completed on or before March 20, 1999, Phenomenal shall have the right to either subscribe for shares of common equity of Listco or to cause the Preferred Shares to be redeemed for $10,000,000 plus a dividend accruing at 19.56% per annum.

     Pursuant to the Deed Amendment, the Warrants were extended to May 31, 1999 or the date of the proposed listing, whichever is earlier, and the number of warrant shares was modified to reflect the accrual of dividends on the Preferred Shares until the Warrants are exercised.

     By the terms of the Deed Amendment, Phenomenal may either convert the Preferred Shares into equity of Listco or exercise the Warrants but may not avail itself of both such rights. The conversion of the Preferred Shares or exercise of the Warrants shall cause Phenomenal to forfeit its rights under the other.

     The Company's primary liquidity needs are to fund accounts receivable and inventories as well as to fund the purchase of new machinery in the total amount of approximately $25.5 million. Prior to Phenomenal's investment in Hang Fung Group, the Company had historically funded its operations through a combination of internally generated cash, short-term borrowings under bank lines of credit and hire purchase financing.

     At March 31, 1998, the Company had no material capital commitments. However, the Company intends to use available funds as needed to expand its production capacity and jewelry distribution operations in Europe, the Middle East and the United States.

     At March 31, 1998, the Company's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. The Company's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, bank guarantees, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. The Company's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. The Company's total available bank credit facilities at March 31, 1998 were approximately $12.4 million of which approximately $9.9 million had been used at such date.

     At March 31, 1998, the Company also had a number of capital leases and operating leases pursuant to which the Company holds various facilities and equipment. At March 31, 1998, the Company's capital lease obligations totaled $3 million of which $1.1 million was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by the Company of approximately $0.35 million in fiscal 1999.

     The Company believes that the available trade credit, bank credit facilities, funds on hand and funds generated from operations, will be sufficient to satisfy the Company's bank credit needs and anticipated working capital requirements for at least the next 12 months.

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

     The following table sets forth the Company's unaudited net sales for the periods indicated:

                                           Fiscal Year Ended March 31,
                              --------------------------------------------------
                                  1996             1997                 1998
                               (US$,000)        (US$,000)            (US$,000)
                             Amount     %      Amount      %      Amount       %
                             ------  ----      ------   ----      ------    ----
1st Quarter (4/1-6/30)      $5,961   22.3     $ 7,788   19.0      $13,926   22.4
2nd Quarter (7/1-9/30)       6,608   25.2       9,980   24.4       15,458   24.8
3rd Quarter (10/1-12/31)     7,684   28.6      12,639   30.8       17,706   28.4
4th Quarter (1/1-3/31)       6,615   23.9      10,551   25.8       15,212   24.4
                            ------  -----      ------  -----       ------  -----
    Total                  $26,868  100.0     $40,958  100.0      $62,302  100.0
                            ======  =====      ======  =====       ======  =====
Inflation

     Inflation has historically not had a material effect on the Company's operations. When the price of gold or other raw materials has increased, these costs historically have been passed on to the customer. Furthermore, as the Company does not have either long-term supply contracts or long-term contracts with customers, prices are quoted based on the prevailing prices for semi-precious gemstones or metals. Accordingly, the Company believes inflation will not have a material effect on its future operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co. ("Arthur Andersen"), Certified Public Accountants, appears on pages F-1 through F-23 of this report. See Index to Financial Statements on page 26 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the acquisition of the Hang Fung Group by the Company, in December 1996, the Company's Board of Directors selected Arthur Andersen to serve as its new independent accountants and dismissed Albright, Persing & Associates, Ltd., Certified Public Accountants, of Reno, Nevada which previously served as the independent accountants for the Company.

     Albright, Persing & Associates, Ltd.'s reports on the financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty (other than uncertainty as to the company's continuing as a going concern), audit scope, or accounting principles. In connection with its audits for fiscal years 1994 and 1995 and through December 20, 1996, there were no disagreements with Albright, Persing & Associates, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Albright, Persing & Associates, Ltd. would have caused them to make reference thereto in its reports on the financial statements for such years.

     Arthur Andersen served as the principal accounting firm with respect to the financial statements of for the Hang Fung Group for fiscal years ended March 31, 1994, 1995, 1996 and 1997.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

  Name                Age   Position
--------             -----  --------
Lam Sai Wing........   43   Chairman, Chief Executive Officer and President
Chan Yam Fai, Jane..   35   Vice President, Chief Financial Officer and Director
Ng Yee Mei..........   36   Vice President and Director
Cheng Wai On........   45   Director

Terms of Office

     The directors of the Company hold office until the next annual meeting of stockholders of the Company or until their successors in office are elected and duly qualified. All officers serve at the discretion of the Board of Directors except as set forth in employment agreements.

Family Relationships

     Lam Sai Wing and Chan Yam Fai, Jane are husband and wife.

Business Experience

     Lam Sai Wing has served as Chairman of the Board, Chief Executive Officer and President of the Company since the Exchange in December of 1996 and of the Company's predecessor and operating subsidiaries, the Hang Fung Group, since founding the Hang Fung Group in 1986.

     Chan Yam Fai, Jane has served as Vice President, Chief Financial Officer and a Director of the Company since the Exchange in December of 1996 and of the Hang Fung Group since 1990.

     Ng Yee Mei has served as Vice President and a Director of the Company since the Exchange in December of 1996 and of the Hang Fung Group since 1991.

     Cheng Wai On has served as a Director of the Company since the Exchange in December of 1996. Mr. Cheng has been employed by the Hang Fung Group as Export Manager since 1986.

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 1998.

     All of the filing requirements were satisfied on a timely basis in fiscal 1998. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended March 31, 1998:


                                                          Annual Compensation
                                           ------------------------------------------------
                                                                           Other Annual         All Other
         Name and Principal Position        Year       Salary      Bonus   Compensation (2)   Compensation
        -----------------------------      ------     --------    -------  ----------------   ------------

Lam Sai Wing............................     1998     $194,000    $  0        $     0           $   0
  Chief Executive Officer, Chairman of..     1997      145,000       0              0               0
  the Board and President (1)...........     1996       55,000       0         15,000               0

------------------

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

Employment Agreements

     The Company has employment agreements with Mr. Lam and Ms. Chan. Each of these agreements expires December 31, 2003. The employment agreements, as amended, provide for a base salary and bonus of HK$1,499,000 (US$194,000) for Mr. Lam and HK$155,000 (US$20,000) for Ms. Chan including a housing allowance and participation in all other benefit plans adopted by the Company for fiscal 1998.

Provident Plan

     The Company's subsidiaries in Hong Kong have adopted a voluntary defined contribution provident plan (the "Plan") for its employees in Hong Kong. The Plan generally covers all employees of the Company's operating subsidiaries (excluding contract workers in the PRC) who have completed three months of service with the Company. Employees electing to participate in the Plan defer, in the form of a contribution to the Plan, an amount equal to five percent (5%) of their monthly salary and the Company makes a matching contribution on behalf of each participating employee. Participating employees are always fully vested with respect to contributions made by them to the Plan and earnings or increases thereon. Employees become vested in contributions made by the Company ratably over ten years.

Compensation Report

     The Company does not presently maintain a Compensation Committee of its Board of Directors. The Board of Directors, acting under the guidance of the Company's Chairman and Chief Executive Officer, Mr. Lam, has historically fixed the compensation of executive officers. The salary of Mr. Lam was fixed pursuant to the terms of an Employment Agreement entered in 1994 and amended in 1997.

     In fixing the compensation of Mr. Lam and other executive officers, the Board of Directors considered the following factors, among others: (1) from fiscal 1995 through fiscal 1998, the Company and its predecessor, the Hang Fung Group, was consistently profitable -- with revenues increasing 166% and net income increasing 143%, (2) the importance of attracting and retaining the highly skilled executive officers in the management team that has been responsible for such financial performance, (3) the efforts, skills and responsibilities of, and contributions made by, each such executive officer, and
(4) the competitiveness of the Company's compensation packages.

     With respect to the Chairman and Chief Executive Officer, the Directors acknowledged that he has brought to the Company not only his expertise and personal relationships in the jewelry industry, but also his vision, foresight and efforts to bring about the Company's financial performance over the past several years, and to steer the Company toward the more profitable segments of the business. The Directors also took into account the need to retain such highly qualified officers by providing competitive compensation packages.

Performance Graph

     The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company compared to the returns of the S&P Smallcap 600 Index and of a peer group (the "Peer Group") consisting of DG Jewellry CDA Ltd. ("DGJ") and IWI Holding Limited ("IWI"). The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on March 24, 1997. The measurement period hereto commenced on March 24, 1997 and ended on March 31, 1998, the Company's 1998 fiscal year end date. The graph assumes that $100 was invested on March 24, 1997.

     As there is no broad equity market index for the OTC Bulletin Board where the Company's Common Stock is traded and there is no published industry or line-of-business index for the jewelry business in which the Company is engaged, the Company has selected DGJ and IWI as peer issuers for comparison. DGJ and IWI are engaged primarily in the design, assembly, merchandising and wholesale distribution of jewelry and whose shares are traded in the over-the-counter market in the United States.

     The comparisons in this graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of future stock price performance or the financial performance of the Company. Shareholders are encouraged to review the Financial Statements of the Company mentioned in Item 8 above.



                               [PERFORMANCE GRAPH]




                      March 24, 1997        March 31, 1997        March 31, 1998
                      --------------        --------------        --------------

S.W. Lam, Inc.             100                  100.00                16.67
S&P Smallcap 600 Index     100                   96.34               145.89
Peer Group                 100                  107.63                35.72

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of December 28, 1998 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.


Name and Address of                                  Number of Shares
Beneficial Owner (1)                              Beneficially Owned (2)  Percent (2)
--------------------                              ----------------------  -----------

Good Day Holdings, Ltd (3)(5).....................     6,600,000  (3)        51.6%
Phenomenal Limited (7)............................     5,263,158  (4)        29.1%
Lam Mo Wan (5)....................................     1,800,000             14.1%
Chan Wai Sum (5)..................................     1,800,000             14.1%
Lam Sai Wing (3)..................................     6,600,000  (3)        51.6%
Carhill Limited (6)...............................       800,000              6.3%
Chan Yam Fai, Jane................................       300,000              2.3%
Ng Yee Mei........................................           -0-                -
Cheng Wai On......................................           -0-                -
All officers and directors as a group (4 persons).     6,900,000  (3)        53.9%


-----------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) Includes shares of common stock not outstanding, but which are subject to options and warrants exercisable within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding common stock with respect to the holder of such options or warrants. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings.

(4) Includes 5,263,158 shares of common stock issuable upon exercise of Warrants originally issued by the Company and a convertible note (the "Note") issued by Quality Price in consideration of a loan, in the amount of $10,000,000, from Phenomenal to Quality Prince. The Warrants originally entitled the holder to purchase 5,263,158 shares of the Company's common stock at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (1) May 31, 1998 or (2) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants were only exercisable in the event that the Note was not converted pursuant to its terms. On June 4, 1998, the Company (and its subsidiaries) and Phenomenal executed a Deed Amendment to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, the Warrants were extended to May 31, 1999 or the date of the proposed listing of Listco, whichever is earlier, and the number of warrant shares was modified to reflect the accrual of dividends on the Preferred Shares until the Warrants are exercised. By the terms of the Deed Amendment, Phenomenal may either convert the Preferred Shares into equity of Listco or exercise the Warrants but may not avail itself of both such rights. The conversion of the Preferred Shares or exercise of the Warrants shall cause Phenomenal to forfeit its rights under the other. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Sales of Unregistered Securities."

(5) Address is Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg. No. 1 Hok Yuen Street East, Kowloon, Hong Kong.

(6)  Address is c/o Suite 4703,  Central Plaza, 18 Harbour Road,  Wanchai,  Hong
     Kong.

(7) Address is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

Preferred Stock

     Series A Preferred Stock. The following table is furnished as of December 28, 1998 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.

Name and Address of                        Number of Shares
Beneficial Owner (1)                      Beneficially Owned         Percent
--------------------                      ------------------         -------
Good Day Holdings Ltd. (3)............       100,000  (2)             100.0%
Lam Sai Wing..........................       100,000  (2)             100.0%

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings, Ltd.

(3) Address is Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg., No. 1 Hok Yuen Street East, Kowloon, Hong Kong

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's predecessor and subsidiary, Hang Fung Group, has, from time to time entered into transactions with officers and directors of the Company and companies controlled by officers and directors of the Company.

     During the fiscal years ended March 31, 1997 and 1998, the Hang Fung Group paid rental payments of $174,000 each year to Ms. Chan in connection with the lease of the Company's principal executive offices in Hong Kong.

     The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 1997, receivables from Mr. Lam totaled $475,000. At March 31, 1998, the Company owed Mr. Lam $1.0 million. All of such loans to and from Mr. Lam are unsecured, non-interest bearing and without pre-determined repayment terms.

     Mr. Lam and Ms. Chan have personally guaranteed the existing banking facilities of the Hang Fung Group and have pledged certain real estate as collateral to secure such banking facilities. Additionally, Mr. Lam and Ms. Chan have guaranteed the repayment of the $10 million of Preferred Shares issued by Hang Fung Jewellery and held by Phenomenal pursuant to the terms of a Put Option. See "Market For Registrant's Common Equity and Related Stockholder Matters -- Sales of Unregistered Securities."

     With the exception of the non-interest bearing loans to Mr. Lam, all of the above transactions are believed by management to be on terms at least as favorable to the Company as may have been obtained from unaffiliated third parties. The Company has no present policy governing related party transactions but intends to implement a policy such that all future and ongoing transactions between the Company and its directors, officers, principal stockholders or affiliates will be on terms no less favorable to the Company than may be obtained from unaffiliated third parties, and any such transactions will be approved by a majority of disinterested directors of the Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 26 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

   Exhibit
   Number                  Description of Exhibit
   -------                 ----------------------

   2.1 Acquisition Agreement between S.W. Lam, Inc. and the shareholders of Hang Fung Jewellery Company Limited and Kai Hang Jewellery Company Limited (1)
   3.1    Articles of Incorporation (1)
   3.2    Bylaws (1)
   4.1    Certificate of Designation for Series A Preferred Stock (1)
   10.1++ Employment Agreement with Lam Sai Wing dated January 1, 1994 (1) 10.2++ Employment Agreement with Chan Yam Fai, Jane dated January 1, 1994 (1)
   10.3 Sales Agency Agreement between Hang Fung Jewellery Co., Ltd. and China Jewellery Import & Export Co. (1)
   10.4 Agreement for Jewellery Assembling between Hang Fung Jewellery Co., Ltd. and China Jewellery Import & Export Co. (1)
   10.5 Sales Cooperation Agreement between Hang Fung Jewellery Co., Ltd. and China Jewellery Import & Export Co. (1)
   10.6 Confirmation Agreement between Hang Fung Jewellery Co., Ltd. and China Jewellery Import & Export Co. (1)
   10.7 Lease Agreement between Chan Yam Fai, Jane and Hang Fung Jewellery Co., Ltd. re: executive offices (1)
   10.8++ Supplementary  Employment Contract with Lam Si Wing and Lam Chan Yam
          Fai (2)
   10.9   Warrant Agreement with Phenomenal Limited (3)
   10.10  Convertible Note with Phenomenal Limited (3)
   10.11  Deed Amendment (3)
   27.1*  Financial Data Schedule

-------------------
    ++    Compensatory plan or management agreement.

     *    Filed herewith

(1)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's  Registration  Statement  on  Form  10  (Commission  File  No.
     0-22049)

(2) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997

(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         S.W. LAM, INC.




                                      By: /s/ Lam Sai Wing
                                         ------------------------------------
                                         Lam Sai Wing
                                         President and Chief Executive Officer
Dated:   January  13  , 1999
                 ----

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                                  Date
  -------------            ---------                              --------

/s/ Lam Sai Wing
--------------------   President, Chief Executive Officer       January 13, 1999
Lam Sai Wing          (Principal Executive Officer) and
                       Chairman of the Board
/s/ Chan Yam Fai, Jane
--------------------   Vice President, Chief Financial          January 13, 1999
Chan Yam Fai, Jane     Officer  (Principal Accounting
                       and Financial Officer) and Director
/s/ Ng Yee Mei
--------------------   Vice President and Director              January 13, 1999
Ng Yee Mei

/s/ Cheng Wai On
--------------------   Director                                 January 13, 1999
Cheng Wai On

                                 S.W. LAM, INC.

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------

Report of Independent Public Accountants..................................  F-1

Consolidated Balance Sheets as of March 31, 1997 and 1998.................  F-2

Consolidated Statements of Operations for the Years ended March 31, 1996,
   1997 and 1998..........................................................  F-3

Consolidated Statements of Cash Flows for the Years ended March 31, 1996,
   1997 and 1998..........................................................  F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years
   ended March 31, 1996, 1997 and 1998....................................  F-5

Notes to Consolidated Financial Statements................................  F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of S. W. Lam, Inc.:

We have audited the accompanying consolidated balance sheets of S. W. Lam, Inc. (incorporated in the State of Nevada, United States of America; "the Company") and Subsidiaries ("the Group") as of March 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and Subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles in the United States of America.





ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong



Hong Kong,
October 9, 1998.
S. W. LAM, INC.

                                 S.W. LAM, INC.

                          CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 1997 AND 1998

                  (Amounts expressed in United States dollars)

                                                       Note      1997      1998
                                                      ------    ------    ------
                                                                $'000     $'000

ASSETS
------

Current assets:
   Cash and bank deposits                                          94      2,094
   Accounts receivable, net                             5       5,106     10,248
   Deposits and prepayments                             6         142        395
   Inventories                                          7       8,509     13,077
   Due from a director                                 18         475          -
                                                               ------     ------

      Total current assets                                     14,326     25,814

Property, machinery and equipment and capital
leases, net                                             8       7,083     19,853

      Total assets                                             21,409     45,667
                                                               ======     ======

LIABILITIES AND SHAREHOLDERS'EQUITY
-----------------------------------

Current liabilities:
   Short-term bank borrowings                           9       2,275      5,618
   Long-term bank loans, current portion               11         197        293
   Capital lease obligations, current portion          12         229      1,106
   Accounts payable                                             1,619      2,880
   Deposits from customers                                      1,125          -
   Accrued liabilities                                 10       4,754      4,880
   Convertible note                                    13           -     10,000
   Due to a director                                   18           -      1,034
   Taxation payable                                    14       1,359      1,173
                                                               ------     ------

      Total current liabilities                                11,558     26,984

Long-term bank loans, non-current portion              11       1,290      1,189
Capital lease obligations, non-current portion         12         260      1,933
Deferred taxation                                      14         284      1,283

Total liabilities                                              13,392     31,389

Shareholders' equity:
   Common stock, par value $0.001 each:
   - authorized - 25,000,000 shares;
   - outstanding and fully paid - 12,800,000 shares                13         13
   Preferred stock, par value $0.001 each:
   - authorized - 25,000,000 shares;
   - outstanding and fully paid - Series A
      preferred stock - 100,000 shares                              -          -
   Additional paid-in capital                                     511        511
   Retained earnings                                            7,343     13,628
   Cumulative translation adjustments                             150        126
                                                               ------     ------
      Total shareholders' equity                                8,017     14,278
                                                               ------     ------
      Total liabilities and shareholders' equity               21,409     45,667
                                                               ======     ======

   The accompanying notes are an integral part of these financial statements.

                                S. W. LAM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                  (Amounts expressed in United States dollars)


                                         Note      1996        1997       1998
                                                  $'000       $'000      $'000

Revenues
Net sales                                          22,903     36,825     57,994
Contract processing fees                            3,965      4,133      4,308
                                                   ------     ------    -------
Total revenues                                     26,868     40,958     62,302
Cost of sales and services                        (18,822)   (29,987)   (47,159)
                                                   -------   -------    -------
Gross profit                                        8,046     10,971     15,143
Selling, general and administrative expenses       (3,644)    (4,781)    (6,936)
Interest expenses                                    (403)      (389)      (711)
Interest income                                        11          -        137
Other income (expenses), net                           63         (2)       (62)
Expenses related to reverse acquisition                 -       (350)         -
                                                   ------     ------    -------
Income before income taxes                          4,073      5,449      7,571
Provision for income taxes              14          (680)       (974)    (1,286)
                                                   ------     ------    -------
Net income                                         3,393       4,475      6,285
                                                   ======     ======    =======
Earnings per common share                         $ 0.32      $ 0.40     $ 0.49
                                                   ======     ======    =======
Weighted average number of
common shares                                 10,500,000  11,075,000 12,800,000
                                              ==========  ========== ==========






   The accompanying notes are an integral part of these financial statements.

                                S. W. LAM, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                  (Amounts expressed in United States dollars)


                                                     1996      1997       1998
                                                    ------    ------     ------
                                                    $'000     $'000      $'000

Cash flows from operating activities:
------------------------------------
Net income                                          3,393     4,475      6,285
Adjustments to reconcile net income to net
   cash provided by operating activities -
   Depreciation of property, machinery and equipment  678     1,031      2,988
   Provision for bad and doubtful debts               114         -          -
Decrease (Increase) in operating assets -
   Accounts receivable, net                         2,455    (2,117)    (5,142)
   Deposits and prepayments                             -      (128)      (253)
   Inventories                                        179      (440)    (4,568)
   Due from a director                                431       581        475
Increase (Decrease) in operating liabilities   -
   Accounts payable                                 1,168       266      1,261
   Deposits from customers                         (2,974)   (2,891)    (1,125)
   Accrued liabilities                              1,135     1,069        126
   Due to a director                                    -         -      1,034
   Taxation payable                                   693       701       (186)
   Deferred taxation                                  (13)      284        999
                                                   -------   -------    -------
   Net cash provided by operating activities        7,259     2,831      1,894
                                                   =======   =======    =======
Cash flows from investing activities:
------------------------------------
Additions to property, machinery and equipment     (2,173)   (4,809)   (15,756)
                                                   =======   =======    =======
Cash Flows from financing activities:
------------------------------------
Net proceeds from issuance of common stock              -       524          -
Decrease in bank overdrafts                        (1,318)      (77)       (56)
Increase in import trust receipts bank loans          909       736      3,399
New long-term bank loans                            1,257       772        278
Repayment of long-term bank loans                  (1,279)     (517)      (283)
New capital lease obligations                         151       871      3,825
Repayment of capital element of capital lease
   obligations                                        (75)     (460)    (1,275)
Net proceeds from issuance of convertible note          -         -     10,000
Dividends paid                                     (5,000)        -          -
                                                   -------    ------    -------
Net cash (used in) provided by financing
   activities                                      (5,355)    1,849     15,888
                                                   -------    ------    -------
Effect of cumulative translation adjustments          113       (21)       (26)
                                                   -------    ------    -------
Net (decrease) increase in cash and bank deposits    (156)     (150)     2,000
Cash and bank deposits, as of beginning of year       400       244         94
                                                   -------    ------    -------
Cash and bank deposits, as of end of year             244        94      2,094
                                                   =======    ======    =======

   The accompanying notes are an integral part of these financial statements.

                                S. W. LAM, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998

                  (Amounts expressed in United States dollars)


                                                          Series A
                                     Common Stock       preferred stock
                                ---------------------   ----------------------                                      Cumulative
                                 Number of               Number of                 Additional         Retained     translation
                                 shares       Amount     Shares         Amount    paid-in capital     earnings     adjustments
                                ---------    --------   -----------    --------   ---------------     --------     -----------
                                  '000        $'000       '000          $'000         $'000            $'000         $'000

Balance as of March 31,
   1995                          10,500          11        100             -              -             4,475           56
Net income                            -           -          -             -              -             3,393            -
Dividends                             -           -          -             -              -            (5,000)           -
Translation adjustments               -           -          -             -              -                 -          114
Balance as of March 31,
   1996                          10,500          11        100             -              -             2,868          170
Effect of the exchange
   reorganization                 1,500           1          -             -            (12)                -            -
Issuance of common stock            800           1          -             -            999                 -            -
Common stock issuance expenditure     -           -          -             -           (476)                -            -
Net income                            -           -          -             -              -             4,475            -
Translation adjustments               -           -          -             -              -                 -          (20)
Balance as of March 31,
   1997                          12,800          13        100             -            511             7,343          150
Net income                            -           -          -             -              -             6,285            -
Translation adjustments               -           -          -             -              -                 -          (24)
Balance as of March 31,
   1998                          12,800          13        100             -            511            13,628          126





   The accompanying notes are an integral part of these financial statements.

                                S. W. LAM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 -----------------------------------------------

      (Amounts expressed in United States dollars unless otherwise stated)




1.   ORGANIZATION AND OPERATIONS
     ---------------------------

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

On December 31, 1996, the Company acquired 100% interest in Quality Prince Limited ("QPL"; a company incorporated in the British Virgin Islands) by issuing 10,500,000 shares of its common stock of par value $0.001 each, and 100,000 shares of its Series A preferred stock of par value $0.001 each, to the previous shareholders of QPL. QPL is an investment holding company which had acquired on December 19, 1996, 100% interest in the following companies:

                                      Place of
 Name of company                     incorporation     Principal activities
-----------------                   ---------------    --------------------

Hang Fung Jewellery Company Limited
("HFJCL")(Note a)                   Hong Kong          Production and selling
                                                       of jewellery products

Kai Hang Jewellery Company Limited
("KHJCL")(Note a)                   Hong Kong          Property holding

Macadam Profits Limited
("MPL") (Note b)                    British Virgin
                                    Islands            Inactive

Priestgill Limited
("PL")(Note b)                      British Virgin
                                    Islands            Inactive

Soycue Limited
("SL")(Note b)                      British Virgin
                                    Islands             Inactive
Notes -

a. HFJCL took over the businesses previously undertaken by Hang Fung Jewellery Company ("HFJC") effective September 1995. Prior to December 19, 1996, HFJCL and KHJCL were jointly owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai. HFJC was an unincorporated sole-proprietorship entity owned by Mr. Lam Sai Wing.

b. HFJCL took over the business previously undertaken by SL effective April 1996. Prior to December 19, 1996, SL, MPL and PL were solely owned by Mr. Lam Sai Wing.

     ---------------------------

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

The Group's production activities in the PRC are mainly operated through a series of contract processing agreements with China National Pearl, Diamond, Gem and Jewellery Import and Export Corporation ("CNPIEC"), Tai Yuen Jewellery
Crafts Factory ("TYJCF"), Shenzhen Crafts Import and Export Company ("SCIEC") and Shenzhen Jia Yi Jewellery Co., Ltd. ("SJYJC"), PRC state-owned enterprises, which are among the few entities authorized to engage in the production and trading of gold and silver products in the PRC. The key transactions with CNPIEC, TYJCF and SCIEC were as follows:

a. Under a contract processing agreement dated November 18, 1994 and subsequent supplemental agreement entered into between HFJCL and CNPIEC, HFJCL has operated a plant in Beijing, the PRC ("the Beijing Plant") to produce jewellery products. The Beijing Plant also provides contract processing services to PRC customers at the instruction and on behalf of CNPIEC, and shares a portion of the contract processing fees received by CNPIEC. The initial term of the agreements is ten years expiring on November 17, 2004, and is renewable upon expiration.

b. On April 30, 1996, HFJCL entered into a contract processing agreement with TYJCF, pursuant to which a plant was operated by HFJCL in Tai Yuen, the PRC, ("the Tai Yuen Plant") to produce jewellery products. The Tai Yuen Plant also provides contract processing services to PRC customers at the instruction and on behalf of TYJCF. The agreement expires on April 29, 2006.

c. Pursuant to the aforesaid agreements, CNPIEC and TYJCF have agreed to undertake and pay for all of HFJCL's PRC tax liabilities, including value-added tax and other related charges, if any, relating to HFJCL's operations under the above-mentioned activities.

d. On April 4, 1988, HFJCL entered into a contract processing agreement with SCIEC for the production of gold and silver products in Shenzhen, the PRC. Pursuant to an agreement dated January 2, 1997, the rights and obligations of SCIEC under the contract processing agreement was taken over by SJYJC. The agreement with SJYJC expires on December 31, 1999.

e.   Other transactions with the above-named parties include:

                                          1996      1997       1998
                                         ------    ------     ------
                                         $'000     $'000      $'000

Purchases of gold and silver from
-   CNPIEC                                2,461        -          -

Management fees paid to
-   CNPIEC                                   84       54         28

2.   BASIS OF PRESENTATION
     ---------------------

The acquisition of QPL by the Company on December 31, 1996 was treated as a reverse acquisition since QPL is the continuing entity as a result of the exchange reorganisation. On this basis, the historical financial statements prior to December 31, 1996 represent the consolidated financial statements of QPL and its subsidiaries. The historical shareholders' equity accounts of the Company represented 10,500,000 shares of common stock of par value of $0.001 each and 100,000 shares of Series A preferred stock of par value $0.001 each which were issued in connection with the acquisition. The original 1,500,000 shares of common stock of par value $0.001 each outstanding prior to the exchange reorganisation have been reflected as an addition in the historical shareholders' equity accounts of the Company on December 31, 1996.

The acquisitions of HFJCL, KHJCL, MPL, PL and SL by QPL on December 19, 1996 have been accounted for as a reorganization of entities under common control, similar to a pooling of interests as the shareholders and management control of HFJCL, KHJCL, SL, MPL, PL and QPL are the same before and after the acquisition.


3.   SUBSIDIARIES
     ------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 1998 were as follows:

                            Place of         Percentage of
                            incorporation    equity interest     Principal
     Name                   operations       held                activities
----------------           ---------------  -----------------    -----------

Quality Prince Limited     British Virgin
                              Islands             100%        Investment holding

Hang Fung Jewellery
Company Limited            Hong Kong              100%        Production and
                                                              selling of
                                                              jewellery products
Kai Hang Jewellery
Company Limited            Hong Kong              100%        Property holding

Macadam Profits Limited    British Virgin
                           Islands                100%        Inactive

Priestgill Limited         British Virgin
                           Islands                100%        Inactive

Soycue Limited             British Virgin
                           Islands                100%        Inactive

Hang Fung Gold
Technology Limited         Bermuda                100%        Inactive


There is no restriction on the distribution of the subsidiaries' retained earnings.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

a.   Basis of consolidation
     ----------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group transactions and balances have been eliminated on consolidation.

Inventories

Inventories are stated at the lower of cost, on a first-in, first-out basis, and market value. Costs of work-in-progress and finished goods include direct materials, direct labour and an attributable portion of production overheads.

Property, machinery and equipment and capital leases

Property, machinery and equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: leasehold land - 50 years, building - 20 years, machinery and equipment - 5 to 10 years, motor vehicles - 5 years, and furniture, fixtures and office equipment - 5 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

Impairment loss on property, machinery and equipment is recognized when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on fair value of the assets.

d.   Sales
     -----

Sales comprise (i) the invoiced value of merchandise supplied to customers, net of sales returns and allowances, which are recognized when merchandise is shipped and title is passed to customers, and (ii) contract processing fees, which are recognized when the contract processing service is rendered.

Deposits or advanced payments from customers prior to passage of title of goods and the expiration of right of return are recorded as deposits from customers.

e.   Income taxes
     ------------

The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

     ------------------------------------------

f.   Leases
     ------

Finance leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under finance leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest expenses, which represent the difference between the minimum payments at the inception of the finance leases and the corresponding fair value of the assets acquired, are allocated to accounting periods over the period of the leases to produce a constant rate of charge on the outstanding balances.

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

g.   Foreign currency translation
     ----------------------------

The Company considers Hong Kong dollars as its functional currency as a substantial portion of the Group's business activities is based in Hong Kong dollars.

The translation of the financial statements into United States dollars is performed for balance sheet accounts using the closing exchange rate in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate gains (losses) from foreign currency transactions included in the results of operations for the years ended March 31, 1996, 1997 and 1998 were approximately $1,000, $(2,000) and $(2,000), respectively.

h.   Earnings per common share
     -------------------------

Basic earnings per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the Company had acquired the 100% interest in QPL as of the beginning of years as a recapitalization of QPL with QPL as the acquirer (see
Note 2). The weighted average number of shares used to compute basic earnings per common share was 10,500,000, 11,075,000 and 12,800,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

No diluted earnings per common share is computed as the exercise price of the warrant was higher than the average market price of common stock during the year.

i.   Use of estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     ------------------------------------------

j.   Fair value of financial instruments
     -----------------------------------

     All financial instruments of the Group are carried at cost, which approximate their fair values.



5.   ACCOUNTS RECEIVABLE
     -------------------

Accounts receivable comprised:

                                                1997         1998
                                               ------       ------
                                               $'000        $'000

Trade  receivables                             5,558       10,700
Less:  Provision  for  bad  and  doubtful
receivables                                     (452)        (452)
                                              -------      -------
Accounts receivable, net                       5,106       10,248
                                              =======      =======

6.   DEPOSITS AND PREPAYMENTS
     ------------------------

Deposits and prepayments comprised:

                                                1997        1998
                                               ------      ------
                                               $'000       $'000

Rental and utility deposits                      123         80
Prepayments                                       19        139
Others                                             -        176
                                               ------     ------
                                                 142        395
                                               ======     ======

7.   INVENTORIES
     -----------

Inventories comprised:

                                                1997       1998
                                               ------     ------
                                               $'000      $'000

Raw materials                                  3,907      4,371
Finished goods                                 4,107      8,706
Consigned finished goods                         495          -
                                               ------     ------
                                               8,509     13,077

As of March 31, 1997 and 1998, inventories of approximately $1,834,000 and $5,233,000, respectively, were released under import trust receipts bank loans arrangements.

8.   PROPERTY, MACHINERY AND EQUIPMENT AND CAPITAL LEASES
     ----------------------------------------------------

Property, machinery and equipment and capital leases comprised:

                                                1997      1998
                                               ------    ------
                                               $'000     $'000

Property, machinery and equipment:
   Leasehold land and building                   255       255
   Machinery and equipment                     7,239    17,238
   Motor vehicles                                 89       119
   Furniture, fixtures and office equipment    1,087     2,989

Capital leases:
   Machinery and equipment                     1,022     4,847
                                              ------    ------
Cost                                           9,692    25,448

Less:  Accumulated depreciation
   Property, machinery and equipment          (2,374)   (4,391)
   Capital leases                               (235)   (1,204)
                                              ------    ------
Property, machinery and equipment and capital
leases,  net                                   7,083    19,853
                                              ======    ======

As of March 31, 1997 and 1998, all of the Group's leasehold land and building were situated in Hong Kong and were held under a long-term lease.

As of March 31, 1997 and 1998, leasehold land and building with a net book value of approximately $221,000 and $216,000, respectively, were mortgaged and machinery and equipment with a net book value of approximately $328,000 and $248,000, respectively, were pledged as collateral of certain of the Group's banking facilities.


9.   SHORT-TERM bank BORROWINGS
     --------------------------

Short-term bank borrowings comprised :

                                               1997       1998
                                              ------     ------
                                              $'000      $'000

Bank overdraft                                  441        385
Import trust receipts bank loans              1,834      5,233
                                             ------     ------
                                              2,275      5,618
                                             ======     ======

     --------------------------

Short-term bank borrowings were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate plus 0.75% to 3.75%, which ranged from 9.5% to 12.5% per annum as of March 31, 1997 and 9.25% to 12.25% per annum as of March 31, 1998. Short-term bank borrowings are collaterized by mortgages over the Group's leasehold land and building and pledges of certain of the Group's machinery and equipment (see Note 8), mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, directors of the Company, and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai.

Supplemental information with respect to short-term bank borrowings for the years ended March 31, 1997 and 1998 is as follows:


                             Maximum         Average           Weighted          Weighted
                             amount          amount        average interest  average interest
                           outstanding      outstanding         rate at           rate at
                         during the year  during the year   the end of year    the end of year
                         ---------------  ---------------  ----------------  -----------------
                             $'000            $'000

Year ended March 31,
     1997
--------------------
Bank overdrafts              1,389              306             10.22%             11.36%

Import trust receipts bank
   loans                     1,937            1,433             10.94%             10.49%

Year ended March 31,
     1998
--------------------
Bank overdrafts                517              415              9.73%             11.87%

Import trust receipts bank
   loans                     5,414            4,194             10.87%             10.08%
accrued liabilities


10.  ACCRUED LIABILITIES
     -------------------

Accrued liabilities comprised:

                                                1997          1998
                                               ------        ------
                                               $'000         $'000

Accruals for operating expenses
-   Audit fee                                    103            86
-   Workers' wages and bonus                     154           270
-   Rental expenses                                1            21
-   Others                                     4,496         4,503
                                              ------        ------
                                               4,754         4,880
                                              ======        ======

11.  LONG-TERM BANK LOANS
     --------------------

Long-term bank loans were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate plus 2% to 3.25%, which ranged from 10.75% to 12% per annum as of March 31, 1997 and 10.5% to 11.75% per annum as of March 31, 1998. Long-term bank loans are collaterized by mortgages over the Group's leasehold land and building and pledges of certain of the Group's machinery and equipment (see Note 8), mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai.

Aggregate maturities of long-term bank loans are as follows:

                                                             1997          1998
                                                            ------        ------
                                                            $'000         $'000

Payable during the following periods:
   -  Within one year                                        197           293
   -  Over one year but not exceeding two years              195           251
   -  Over two years but not exceeding three years           137           116
   -  Over three years but not exceeding four years          155           132
   -  Over four years but not exceeding five years           133           148
   -  Over five years                                        670           542
                                                           ------        ------
Total bank loans                                           1,487         1,482

Less: Current portion                                       (197)         (293)
                                                           ------        ------
Non-current portion                                        1,290         1,189
                                                           ======        ======

12.  CAPITAL LEASE OBLIGATIONS
     -------------------------

Future minimum lease payments under the capital leases, together with the present value of the minimum lease payments, were:

                                                            1997           1998
                                                           ------         ------
                                                           $'000          $'000

Payable during the following periods:
   - Within one year                                         281          1,384
   - Over one year but not exceeding two years               193          1,283
   - Over two years but not exceeding three years             95            830

Total minimum lease payments                                 569          3,497
Less:  Amount representing future interest                   (80)          (458)

Present value of minimum lease payments                      489          3,039
Less: Current portion                                       (229)        (1,106)

Non-current portion                                          260          1,933

13.  CONVERTIBLE NOTE
     ----------------

On May 20, 1997, the Company and its wholly owned subsidiary, QPL, entered into an agreement with Phenomenal Limited, an independent third party, under which QPL issued a convertible note ("the Note") of $10,000,000 to Phenomenal Limited at face value. The Note bore interest at 3% per month, and was repayable in a lump sum payment on March 20, 1998. As one of the conditions for the lending, the Company issued a non-detachable warrant ("the Warrant") to Phenomenal Limited to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of $2.19 per share. The Note was secured by personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai and the 53.9% equity interest in the Company owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai. In accordance with the term of the agreement, the Warrant expired on May 31, 1998.

On June 4, 1998, Phenomenal Limited agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Group and Phenomenal Limited agreed to restructure and capitalize the Note into redeemable preference shares of HFJCL, another wholly owned subsidiary of the Company. As a result, on June 30, 1998, HFJCL issued 5,263,788 shares of redeemable preference stock of $0.01 each ("the Preference Shares") at approximately $1.90 per share to Phenomenal Limited in replacement of the Note. Under the revised agreement, Phenomenal Limited is required to convert its interest in the Preference Shares to ordinary shares of Hang Fung Gold Technology Limited, a related company, upon satisfaction of certain conditions. Alternatively, Phenomenal Limited has an option to require HFJCL to redeem the Preference Shares at a redemption amount as determined in accordance with a pre-determined formula, or requires Mr. Lam Sai Wing and Ms. Chan Yam Fai to purchase the Preference Shares held by Phenomenal in case HFJCL defaults in redeeming the Preference Shares.


14.  PROVISION FOR INCOME TAXES
     --------------------------

The provision for income taxes consisted of the following:

                                             1996        1997          1998
                                            ------      ------        ------
                                            $'000       $'000         $'000

Current tax
   -  Hong Kong profits tax                  693         690           287

Deferred tax                                 (13)        284           999
                                            -----       -----        ------
                                             680         974         1,286
                                            =====       =====        ======

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. Subsidiaries with business operations in Hong Kong are subject to Hong Kong profits tax at a rate of 16.5%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Island income taxes. The Bermuda subsidiary is incorporated under the Companies Act 1981 of Bermuda (as amended) as an exempted company and, accordingly, is exempted from payment of Bermuda income taxes until 2016.

     --------------------------

The reconciliation of the United States federal income tax rate to the effective income tax rate based on the income before income taxes as stated in the consolidated statements of operations is as follows:

                                                 1996       1997        1998
                                                ------     ------      ------

U.S. federal income tax rate                     35.0%      35.0%       35.0%

Weighted average effect of
   different tax rates in the foreign
   jurisdictions                                (18.3%)    (17.1%)     (18.0%)
                                                ------     ------       ------
Effective income tax rate                        16.7%      17.9%       17.0%
                                                ======     ======       ======

Components of deferred tax balances as of March 31, 1997 and 1998 are as follows:

                                                    1997         1998
                                                   ------       ------
                                                   $'000        $'000

Tax effect of accumulated difference between
   taxation allowance and depreciation expenses     284         1,283
                                                   ======       ======

15.  COMMITMENTS
     -----------

a.   Capital commitments
     -------------------

As of March 31, 1997 and 1998, the Group had capital commitments for acquisition of machinery and equipment amounting to approximately $42,000 and $78,000 respectively.

b.   Operating lease commitments
     ---------------------------

The Group has various operating lease agreements for staff quarters, factory premises, warehouses and motor vehicles under non-cancellable operating leases which extend through March 1999. Rental expenses for the years ended March 31, 1996, 1997 and 1998 were approximately $257,000, $285,000 and $612,000, respectively. As of March 31, 1997 and 1998, future rental payments under agreements classified as operating leases with non-cancellable terms are as follows:

                                                          1997        1998
                                                         ------      ------
                                                         $'000       $'000

Payable during the following periods:
   -  Within one year                                     556         351
   -  Over one year but not exceeding two years           347           7
   -  Over two years but not exceeding three years          -           7
   -  Over three years but not exceeding four years         -           7
   -  Over four  years but not  exceeding five years        -           4
                                                         ------      ------
                                                          903         376
                                                         ======      ======

16.  RETIREMENT PLAN
     ---------------

The Group's employees in the PRC are all employed on a contractual basis and consequently the Group has no obligation for pension liabilities of these employees.

The employees of the Group's operation in Hong Kong after completing a probation period may join the Group's defined contribution provident fund managed by an independent trustee. Both the Group and the employees make monthly contributions to the scheme of 5% of the employees' basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1996, 1997 and 1998 was approximately $2,000, $10,000 and $12,000, respectively.


17.  BANKING FACILITIES
     ------------------

As of March 31, 1997 and 1998, the Group had aggregate banking facilities of approximately $5,550,000 and $12,448,000, respectively from several banks for bank overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately $1,309,000 and $2,576,000, respectively. These facilities were secured by:

i. pledge of machinery and equipment with a net book value of approximately $328,000 and $248,000 as of March 31, 1997 and 1998, respectively;

ii. mortgage over the Group's leasehold land and building with a net book value of approximately $221,000 and $216,000 as of March 31, 1997 and 1998, respectively;

iii. the Group's stocks held under import trust receipts bank loans arrangement;

iv. pledges of the Group's bank deposits of nil and approximately $1,290,000 as of March 31, 1997 and 1998, respectively;

v. mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, directors of the Company;

vi.  personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai; and

vii. corporate guarantee provided by the Company.

18.  RELATED PARTY TRANSACTIONS
     --------------------------

a.   The Group entered into the following transactions with related parties:

                                          1996         1997           1998
                                         ------       ------         ------
                                         $'000        $'000          $'000

Sales to a related company
  - Hang Fung Jewellery Co., Inc.
    ("HFJCI")                              83            -              -

Rental paid to Ms. Chan Yam Fai           199          174            174
                                         =====        =====          =====

Prior to October 1, 1996, HFJCI was beneficially owned by Mr. Lam Sai Wing and was principally engaged in the provision of marketing service for HFJCL in the United States of America. Effective from October 1, 1996, Mr. Lam Sai Wing disposed all of his shareholdings in HFJCI.

b.   The Group had the following outstanding balances with related companies:

                                                    1997         1998
                                                   ------       ------
                                                   $'000         $'000

Due from (to) a director
   -  Mr. Lam Sai Wing                               475        (1,034)
                                                   ======       ======

The balances due from (to) a director were unsecured, non-interest bearing and without pre-determined repayment terms.

c. The Group's banking facilities were secured by, among others, mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai.



19.  SEGMENT INFORMATION
     -------------------

a.   Revenue
     -------

                                                  1996        1997         1998
                                                 ------      ------       ------
                                                 $'000       $'000        $'000

Sales of jewellery products to customers in
   -  Hong Kong                                 10,057      15,617       10,348
   -  PRC                                        6,129       8,043       10,000
   -  Middle East (export sales)                 3,288       5,744        9,317
   -  South East Asia (export sales)             1,280       4,610       12,232
   -  Europe (export sales)                      2,149       1,506        5,886
   -  United States of America (export sales)        -       1,305       10,211
                                                ------      ------       ------
                                                22,903      36,825       57,994
                                                ------      ------       ------
Contract processing fees
   -  PRC                                        3,965       4,133        4,308
                                                ======      ======       ======

     -------------------

b.   Operating profit *
     ----------------

                                               1996        1997         1998
                                              ------      ------       ------
                                              $'000       $'000        $'000

Hong Kong operation                            445        2,004        3,486
The PRC operation                            3,957        4,292        4,898
Others                                           -         (106)        (177)
                                             -----       ------        ------
Total                                        4,402        6,190        8,207
                                             =====       ======        ======

*    Operating  profit  represents  gross  profit  less  selling,   general  and
     administrative expenses.

c.   Identifiable assets **
     -------------------

                                                         1997         1998
                                                        ------       ------
                                                        $'000        $'000

Hong Kong operation                                    12,661       35,198
The PRC operation                                       8,677       10,469
Others                                                     71            -
                                                       ------       ------
Total                                                  21,409       45,667
                                                       ======       ======

**   Identifiable assets represent total assets of the respective operations.

d.   Major customers
     ---------------

Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                                1996        1997        1998
                                               ------      ------      ------
                                               $'000       $'000       $'000

CNPIEC                                          14.5%       0.9%          -
Chow Tai Fook Jewellery Co., Ltd.                6.0%      12.3%        5.9%
World Commercial Sales Co. Ltd.                  0.2%       6.4%       2.28%
Sam Ming Tong Jewellery Co., Ltd.                0.1%       3.0%        5.5%
                                               ------     ------      ------

20.  OPERATING RISKS
     ---------------

a.   Country risk
     ------------

The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

Effective from July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC ("SAR"). As provided in the Basic Law of the Hong Kong SAR of the PRC, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong had an adverse impact on the Group's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

The Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

b.   Dependence on strategic relationship
     ------------------------------------

Gold and silver products are restricted commodities in the PRC and special authorization is required for production and trading of gold and silver products in the PRC. The PRC government has only granted a few licences to PRC state-owned enterprises to produce and trade gold and silver products in the PRC. The Group's present operations in the PRC are conducted through various contract processing agreements with PRC state-owned enterprises as described in
Note 1. Any changes in any of these strategic relationships could have a material adverse effect on the revenue and profitability of the Group and could potentially limit the Group's ability to continue to conduct business in the PRC.

c.   Concentration of credit risk
     ----------------------------

Concentration of accounts receivable as of March 31, 1997 and 1998 is as follows:

                                                         1997             1998
                                                        ------           ------

Five largest accounts receivable                        36.5%             30.1%
                                                        =====             =====

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

     ---------------

Dependence on a limited number of suppliers

The  Group   purchases  raw  materials  from  a  limited  number  of  suppliers.
Concentration on the Group's suppliers for the years ended March 31, 1996, 1997 and 1998 is as follows:

                                             1996          1997         1998
                                            ------        ------       ------

Purchases from five largest suppliers        50.8%         81.7%        66.2%
                                             =====         =====        =====

21.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     ------------------------------------------------

a.   Cash paid for interest and income taxes are as follows:

                                          1996           1997          1998
                                         ------         ------        ------
                                         $'000          $'000         $'000

Interest paid                              392            389           711
                                          =====          =====         =====
Income taxes                                 -              -           473
                                          =====          =====         =====

b.   Cash received for interest income are as follows:

                                          1996           1997           1998
                                         ------         ------         ------
                                         $'000          $'000          $'000

Interest received                          11              -            137
                                         ======         ======         ======

c. During the years ended March 31, 1996, 1997 and 1998, capital lease obligations of approximately $151,000, $871,000 and $3,825,000, respectively, were incurred to finance the Group's additions of new machinery and equipment.

22.  OTHER SUPPLEMENTAL INFORMATION
     ------------------------------

                                               1996        1997        1998
                                              ------      ------      ------
                                              $'000       $'000       $'000

Depreciation of property, machinery and
   equipment
   - owned assets                               663        826        2,018
   - assets held under capital leases            15        205          970

Provision for bad and doubtful debts            114          -            -

Interest expenses for
   - bank overdrafts and loans                  397        352          577
   - capital lease obligations                    6         37          134

Operating lease rentals for
   - premises                                   257        285          612

Repairs and maintenance expenses                 45         46           86

Net foreign exchange gain (loss)                  1         (2)          (2)

Interest income from bank deposits               11          -          137
                                               =====       =====       =====