Form 10-Q
period 1998-06-30
LAM SW INC
filed 1999-02-01
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                           62-1563911
--------------------------------                --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                       Man Lok Street, Hunghom, Hong Kong
             --------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

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

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 1998 and
                  March 31, 1998.........................................     1

                  Consolidated Statements of Operations - For the
                  three months ended June 30, 1998 and June 30, 1997.....     2

                  Consolidated Statements of Cash Flows - For the
                  three months ended June 30, 1998 and June 30, 1997.....     3

                  Notes to Consolidated Financial Statements.............     4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................     5

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................     7

SIGNATURES...............................................................     8

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                          March 31,     June 30,
ASSETS                                                      1998          1998
                                                          --------      --------
Current assets:
  Cash and cash equivalents                              $ 2,094        $ 4,608
  Accounts receivable, net                                10,248         10,101
  Inventory                                               13,077         13,834
  Prepayments and other current assets                       395          1,255
                                                          ------         ------
     Total current assets                                 25,814         29,798

Property, plant and equipment, and capital leases, net    19,853         20,337
                                                          ------         ------
     Total assets                                        $45,667        $50,135
                                                          ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                             $ 5,618        $ 9,017
  Long-term bank loans, current portion                      293            359
  Capital lease obligations, current portion               1,106          1,073
  Accounts payable                                         2,880          2,523
  Deposits from customers                                      -            191
  Accrued liabilities                                      4,880          4,631
  Convertible short term loan                             10,000              0
  Income tax payable                                       1,173          1,585
  Due to director                                          1,034            580
                                                          ------         ------
     Total current liabilities                            26,984         19,959

Long-term bank loans, non-current portion                  1,189          1,104
Capital lease obligations, non current portion             1,933          1,622
Deferred taxation                                          1,283          1,283
                                                          ------         ------
      Total liabilities                                   31,389         23,968
                                                          ------         ------
Stockholders' Equity:
  Preferred stock                                              0              0
  Common stock                                                13             13
  Additional paid-in capital                                 511            511
  Minority interest                                            0         10,000
  Retained earnings                                       13,628         15,491
  Cumulative translation adjustments                         126            152
                                                          ------         ------
     Total stockholders' equity                           14,278         26,167
                                                          ------         ------
     Total liabilities and stockholders' equity          $45,667        $50,135
                                                          ======         ======

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                        1997              1998
                                                     ----------       ----------
Revenues:
  Net sales                                          $ 12,352          $ 16,003
  Subcontracting fees                                   1,575               479
                                                      -------           -------
        Total revenues                                 13,927            16,482

Cost of sales and services                           (10,327)          (12,600)
                                                      -------           -------
        Gross profit                                    3,600             3,882

Selling, general and administrative expenses          (1,409)           (1,354)
                                                      -------           -------
        Operating income                                2,191             2,528
                                                      -------           -------
Other income (expense), net:
  Interest expenses                                     (529)             (338)
  Interest income                                           7                66
  Other income                                             61                20
                                                      -------           -------
        Total other income (expense), net               (461)             (252)
                                                      -------           -------
Income before income taxes                              1,730             2,276

Provision for income taxes                              (142)             (413)
                                                      -------           -------
Net income                                            $ 1,588           $ 1,863
                                                      =======           =======
Basic income per share                                $  0.12           $  0.15
                                                      =======           =======
Weighted average shares outstanding                12,800,000        12,800,000
                                                   ==========        ==========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                       1997             1998
                                                                    ----------        ---------

Cash flows from operating activities:
------------------------------------
Net income                                                            1,588             1,863
Adjustments to reconcile net income to net cash
    provided by operating activities -
    Depreciation of property, plant and equipment                       614               290
(Increase) Decrease in operating assets -
    Accounts receivable, net                                              1               147
    Inventories                                                     (2,417)             (757)
    Prepayments and other current assets                              (892)             (860)
    Due from a director                                               (204)             (454)
(Decrease) Increase in operating liabilities -
     Accounts payable                                                   609             (357)
     Deposits from customers                                          (925)               191
     Accrued liabilities                                                 26             (249)
     Income taxes payable                                               142               412
                                                                    --------         --------
     Net cash provided by operating activities                      (1,458)               226
                                                                    --------         --------
Cash flows from investing activities:
-------------------------------------
Additions to property, plant and equipment                          (3,748)             (774)
                                                                    --------         --------
      Net cash used in investing activities                         (3,748)             (774)
                                                                    --------         --------
Cash flows from financing activities:
-------------------------------------
Net proceeds from issuance of preference share by a subsidiary            -            10,000
Net (decrease) increase in short-term bank borrowings                  (49)             3,399
Net (decrease) increase in convertible short-term loan               10,000          (10,000)
Additions of capital lease obligations                                  204             2,138
Repayment of capital element of capital lease obligations             (285)           (2,482)
Additions of long-term bank loans                                       388                 -
Repayment of long-term bank loans                                      (61)              (19)
                                                                    --------         --------
       Net cash provided by financing activities                     10,197             3,036
                                                                    --------         --------
Effect of exchange rate changes in cash                                   3                26
                                                                    --------         --------
Net increase in cash                                                  4,994             2,514
Cash and cash equivalents, as of beginning of period                     94             2,094
                                                                    --------         --------
Cash and cash equivalents, as of end of period                      $ 5,088           $ 4,608
                                                                    ========         ========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1998

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. and all of its wholly owned and majority owned subsidiary companies. The March 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 1999.

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

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors which could cause the actual results to differ materially are the risks and uncertainties described both in this Form 10-Q and the risks, uncertainties and other factors set forth from time to time in the Company's other public reports, filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the company ultimately prove to be accurate.

Results Of Operations

     The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations expressed as a percentage of total revenues.

                                          Three Months Ended June 30,
                                          ---------------------------
                                            1997               1998
                                          --------           --------
Net sales                                   88.7%             97.1%
Subcontracting fees                         11.3               2.9
 Total revenues                            100.0             100.0
Cost of sales                               74.2              76.4
Gross profit                                25.8              23.6
Operating expenses                          10.1               8.2
Income from operations                      15.7              15.3
Other income (expense), net                  3.3               1.5
Income before income taxes                  12.4              13.8
Income taxes                                 1.0               2.5
Net income                                  11.4              11.3

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenues and Gross Profit. Total revenues increased $2.6 million, or 18.3%, to $16.5 million for the three months ended June 30, 1998 from $13.9 million for the three months ended June 30, 1997. Sales of Company products were up 29.6% to $16 million during the current period compared to $12.4 million during the same period in the prior fiscal year. Subcontracting fees decreased by 69.6% to $0.5 million in the current period from $1.6 million during the same period in the prior fiscal year.

     The increase in sales for the period was attributable to the introduction of new products and increased marketing efforts. The decrease in subcontracting fees for the period was attributable to increased concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 8% to $8 million during the three months ended June 30, 1998 from $7.4 million during the same period in the prior year. Sales within Southeast Asia accounted for 50% of total sales during the current period as compared to 60% during the same period in the prior year. Sales within the region were adversely impacted by continuing economic weakness in Southeast Asia during the period, which weakness was offset by increased marketing efforts. Sales in Hong Kong declined approximately 31% to $1.4 million for the three months ended June 30, 1998 from $2.1 million for the same period of the prior year. Sales in the PRC were up during the three months ended June 30, 1998 due to stable economic conditions relative to the region, increasing approximately 30% to $3.7 million for the three months ended June 30, 1998 from $2.8 million in the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended June 30, 1998 were also up due to increases in orders by existing customers, increasing 16% to $2.9 million for the three months ended June 30, 1998 from $2.5 million in the same period of the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 61.9% increase in sales with these sales accounting for 50% of total sales in the three months ended June 30, 1998 as compared to 40% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 245.5% to $3.8 million for the three months ended June 30, 1998 from $1.1 million in the same period of the prior year. Sales in the Middle East were down during the three months ended June 30, 1998, decreasing approximately 5% to $1.8 million from $1.9 million in the same period of the prior year. Sales in the United States increased approximately 20% to $2.4 million during the three months ended June 30, 1998 from $2 million in the same period of the prior year.

     Gross profits increased by 7.8% to $3.9 million during the current period from $3.6 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales.

     Operating Expenses. Operating expenses totaled $1.35 million during the current period, down marginally from $1.4 million during the same period in the prior fiscal year. The decline in operating expenses during the period was primarily attributable to tight cost control exercised by management.

     Other Income (Expense), Net. Other expenses, net of other income, decreased during the current period to $252,000 from $461,000 in the same period during the prior year. The decrease in net other expenses was attributable to a decrease in interest expense of $191,000 and an increase in interest income of $59,000, which was partially offset by a decease in other income of $41,000. The decrease in interest expense is attributable to the maturity of a convertible loan on March 19, 1998.

     Income Taxes. Income taxes increased by 191% to $413,000 during the current period from $142,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income and provision for a higher effective tax rate for the current period in Hong Kong pending the resolution of the Company's offshore claims with respect to prior periods.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $4.6 million and working capital of $9.8 at June 30, 1998 compared to a cash balance of $2.1 million and a deficit in working capital of $1.2 million at March 31, 1998. The increase in cash is attributable to a combination of the income during the period and increases in short-term bank borrowing. The increase in working capital was attributable to restructuring and capitalization of the convertible note into redeemable preferred share capital of a subsidiary of the Company.

     For the three months ended June 30, 1998 net cash provided in operating activities amounted to $0.2 million as compared to net cash used by operating activities of $1.5 million for the corresponding period of the prior year. This change resulted from a combination of increased net income and a smaller increase in inventories during the current period and an increase in customer deposits which was partially offset by reductions in accounts payable and accrued liabilities.

     Net cash used in investing activities decreased to $0.8 million during the three months ended June 30, 1998 from $3.7 million during the three months ended June 30, 1997. This decrease was attributable to a decrease in acquisition of machinery and equipment during the current period.

     Net cash provided by financing activities decreased to $3 million during the three months ended June 30, 1998 from $10.2 million during the three months ended June 30, 1997. This decrease was attributable to the contribution of the convertible loan of $USD 10 million during prior year while such loan does not reoccur during the three months ended June 30, 1998.

     At June 30, 1998, the Company had long term debt totaling $4 million compared to long term debt at March 31, 1998 of $4.4 million. The decrease in long term debt was primarily attributable to the repayment of the principal of the loan while no new long term bank loan was acquired during the three months ended June 30, 1998 .

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

                                                    S.W. LAM, INC.


Dated:   January 27, 1999                  By: /s/ Lam Sai Wing
                                               ----------------------------
                                               Lam Sai Wing, President and
                                               Chief Executive Officer

Dated:   January 27, 1999                  By: /s/ Chan Yam Fai, Jane
                                               -----------------------------
                                               Chan Yam Fai, Jane
                                               Chief Financial Officer