Form 10-Q
period 1998-09-30
LAM SW INC
filed 1999-02-02
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                       Man Lok Street, Hunghom, Hong Kong
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 1998, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES
                         -------------------------------
                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - September 30, 1998 and
           March 31, 1998..................................................   1

           Consolidated Statements of Operations - For the three
           months and six months ended September 30, 1998 and 1997.........   2

           Consolidated Statements of Cash Flows - For the six
           months ended September 30, 1998 and 1997........................   3

           Notes to Consolidated Financial Statements......................   4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................   9

SIGNATURES.................................................................  10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                       March 31,   September 30,
ASSETS                                                   1998          1998
                                                       ---------   -------------
Current assets:
  Cash and cash equivalents                            $ 2,094       $ 4,739
  Accounts receivable, net                              10,248        11,483
  Inventory                                             13,077        14,818
  Due from a director                                        -           669
  Prepayments and other current assets                     395           677
                                                       -------       -------
     Total current assets                               25,814        32,386

Property, plant and equipment, and capital
  leases, net                                           19,853        19,736
                                                       -------       -------
     Total assets                                      $45,667       $52,122
                                                       =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                           $ 5,618       $ 9,753
  Long-term bank loans, current portion                    293           253
  Capital lease obligations, current portion             1,106         1,178
  Accounts payable                                       2,880         3,161
  Accrued liabilities                                    4,880         4,992
  Convertible short term loan                           10,000             -
  Income tax payable                                     1,173         1,736
  Due to director                                        1,034             -
                                                       -------       -------
     Total current liabilities                          26,984        21,073

Long-term bank loans, non-current portion                1,189         1,073
Capital lease obligations, non current portion           1,933         1,457
Deferred taxation                                        1,283         1,283
                                                       -------       -------
      Total liabilities                                 31,389        24,886
                                                       -------       -------
Stockholders' Equity:
  Preferred stock                                            0             0
  Common stock                                              13            13
  Additional paid-in capital                               511           511
  Minority interest                                          0        10,000
  Retained earnings                                     13,628        16,563
  Cumulative translation adjustments                       126           149
                                                       -------       -------
     Total stockholders' equity                         14,278        27,236
                                                       -------       -------
     Total liabilities and stockholders' equity        $45,667       $52,122
                                                       =======       =======

    The accompanying notes are an integral part of these financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                          Three Months Ended           Six Months Ended
                                             September 30,              September 30,
                                       ----------------------     -----------------------
                                        1997          1998         1997            1998
                                       ------       -------       ------          -------

Revenues:
  Net sales                          $ 14,107     $ 15,460      $ 26,459       $ 31,463
  Subcontracting fees                   1,352          717         2,927          1,196
                                      -------      -------       -------        -------

        Total revenues                 15,459       16,177        29,386         32,659

Cost of sales and services            (11,982)     (11,755)      (22,309)       (24,355)
                                      -------      -------       -------        -------
        Gross profit                    3,477        4,422         7,077          8,304

Selling, general and
 administrative expenses               (1,750)      (2,835)       (3,159)        (4,188)
                                      -------      -------       -------        -------
        Operating income                1,727        1,587         3,918          4,116
                                      -------      -------       -------        -------
Other income (expense), net:
  Interest expenses                      (212)        (377)         (741)          (715)
  Interest income                          65          109            72            175
  Other income                             22          (98)           83            (78)
        Total other income            -------      -------       -------        -------
          (expense), net                 (125)        (366)         (586)          (618)
                                      -------      -------       -------        -------
Income before income taxes              1,602        1,221         3,332          3,498

Provision for income taxes               (134)        (149)         (276)          (563)
                                      -------      -------       -------        -------
Net income                            $ 1,468      $ 1,072       $ 3,056        $ 2,935
                                      =======      =======       =======        =======
Basic income per share                $  0.11      $  0.08       $  0.24        $  0.23
                                      =======      =======       =======        =======
Weighted average shares
 outstanding                       12,800,000   12,800,000    12,800,000     12,800,000
                                   ==========   ==========    ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                 Six Months Ended September 30,
                                                                 ------------------------------
                                                                    1997               1998
                                                                 ----------          ----------

Cash flows from operating activities:
Net income                                                          3,056             2,935
Adjustments to reconcile net income to net cash
    provided by operating activities -
    Depreciation of property, plant and equipment                   1,044             1,786
(Increase) Decrease in operating assets -
    Accounts receivable, net                                         (638)           (1,235)
    Inventories                                                    (1,869)           (1,741)
    Prepayments and other current assets                           (1,505)             (282)
    Due from a director                                              (317)           (1,703)
(Decrease) Increase in operating liabilities -
     Accounts payable                                                 140               281
     Deposits from customers                                       (1,013)                -
     Accrued liabilities                                               20               112
     Income taxes payable                                             276               563
                                                                   -------           -------
     Net cash provided by operating activities                       (806)              716
                                                                   -------           -------
Cash flows from investing activities:
Additions to property, plant and equipment                         (6,965)           (1,669)
                                                                   -------           -------
      Net cash used in investing activities                        (6,965)           (1,669)
                                                                   -------           -------
Cash flows from financing activities:
Net proceeds from issuance of preference share by a subsidiary          -            10,000
Net increase in short-term bank borrowings                           2,861            4,135
Net (decrease) increase in convertible short-term loan              10,000          (10,000)
Additions of capital lease obligations                                  92            2,138
Repayment of capital element of capital lease obligations             (237)          (2,542)
Additions of long-term bank loans                                      388                -
Repayment of long-term bank loans                                     (147)            (156)
                                                                    -------          -------
       Net cash provided by financing activities                    12,957            3,575
                                                                    -------          -------
Effect of exchange rate changes in cash                                  4               23
                                                                    -------          -------
Net increase in cash                                                 5,190            2,645
Cash and cash equivalents, as of beginning of period                    94            2,094
                                                                    -------          -------
Cash and cash equivalents, as of end of period                     $ 5,284          $ 4,739
                                                                    =======          =======

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1998

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

                                  Quarter Ended            Six Months Ended
                                   September 30,             September 30,
                               --------------------      --------------------
                               1997            1998      1997            1998
                               ----            ----      ----            ----

Net sales                      91.3 %          95.6 %    90.0 %           96.3 %
Subcontracting fees             8.7             4.4      10.0              3.7
 Total revenues               100.0           100.0     100.0            100.0
Cost of sales                  77.5            72.7      75.9             74.6
Gross profit                   22.5            27.3      24.1             25.4
Operating expenses             11.3            17.5      10.8             12.8
Income from operations         11.2             9.8      13.3             12.6
Other income (expense), net   (0.8)           (2.3)     (2.0)            (1.9)
Income before income taxes     10.4             7.5      11.3             10.7
Income taxes                    0.9             0.9       0.9              1.7
Net income                      9.5             6.6      10.4              9.0

Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Revenues and Gross Profit. Total revenues increased $0.7 million, or 4.6%, to $16.2 million for the quarter ended September 30, 1998 from $15.5 million for the quarter ended September 30, 1997. Sales of Company products were up 9.6% to $15.5 million during the current period compared to $14.1 million during the same period in the prior fiscal year. Subcontracting fees decreased by 46.9% to $0.7 million in the current period from $1.4 million during the same period in the prior fiscal year.

     The increase in sales for the quarter ended September 30, 1998 was attributable to the introduction of new products and increased marketing efforts. Net sales for the quarter ended September 30, 1998 declined 3.4% from the prior fiscal quarter level and year-over-year sales growth declined during the quarter ended September 30, 1998 to 10.9% from 58.4% during the prior fiscal quarter. The decrease in net sales and growth rate during the latest quarter when compared to the prior quarter was attributable to adverse economic conditions during the quarter in the Asia Pacific region. The decrease in subcontracting fees for the quarter was attributable to increased concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales decreased 12.9% to $7.4 million during the quarter ended September 30, 1998 from $8.5 million during the same period in the prior year. Sales within Southeast Asia accounted for 48% of total sales during the quarter as compared to 59.9% during the same period in the prior year. Sales within the region were adversely impacted by continuing economic weakness in Southeast Asia during the period, which weakness was partially offset by increased marketing efforts. Sales in Hong Kong declined approximately 55.1% to $1.1 million for the quarter ended September, 30, 1998 from $2.4 million for the same period of the prior year. Sales in the PRC were up during the quarter ended September 30, 1998 due to stable economic conditions relative to the region, increasing approximately 19.2% to $3.8 million for the quarter ended September 30, 1998 from $3.2 million in the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the quarter ended September 30, 1998 were down due to adverse economic conditions, decreasing 12.5% to $2.5 million for the quarter ended September 30, 1998 from $2.8 million in the same period of the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 42.6% increase in sales with these sales accounting for 52% of total sales in the quarter ended September 30, 1998 as compared to 40.1% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 192.2% to $3.7 million for the quarter ended September 30, 1998 from $1.3 million in the same period of the prior year. Sales in the Middle East were down during the quarter ended September 30, 1998, decreasing approximately 19.6% to $1.7 million from $2.1 million in the same period of the prior year. Sales in the United States increased approximately 16.7% to $2.6 million during the quarter ended September 30, 1998 from $2.3 million in the same period of the prior year.

     Gross profits increased by 27.2% to $4.4 million during the quarter ended September 30, 1998 from $3.5 million during the same period in the prior fiscal year. Gross margins increased from 22.5% of revenues during the quarter ended September 30, 1997 to 27.3% during the quarter ended September 30, 1998. The increase in gross profits was principally attributable to the increase in net sales. The increase in gross profit percentage during the quarter ended September 30, 1998 was primarily attributable to cost control measures implemented by management.

     Operating Expenses. Operating expenses totaled $2.8 million during the quarter ended September 30, 1998, up 62%, from $1.7 million during the same period in the prior fiscal year. The principal components of the increase in operating expenses during the quarter were marketing expenses, depreciation, salary and wages to support planned sales growth.

     Other Expense, Net. Other expenses, net of other income, increased during the quarter ended September 30, 1998 to $366,000 from $125,000 in the same period during the prior year. The increase in net other expenses was attributable to (1) an increase in interest expense during the period of $165,000 which resulted from a higher level of bank borrowings during the quarter, and (2) an adverse swing in other income of $120,000 which resulted from an increase in bank charges during the current period and the recognition of a nonrecurring gain from an insurance claim during the prior period; which were partially offset by an increase in interest income of $44,000 which resulted from an increase in cash generated by operations.

     Income Taxes. Income taxes increased by 11.2% to $149,000 during the quarter ended September 30, 1998 from $134,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to provision for a higher effective tax rate for the current period in Hong Kong pending the resolution of the Company's offshore claims with respect to prior periods.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997

     Revenues and Gross Profit. For the six months ended September 30, 1998, total revenues increased $3.3 million, or 11.1%, to $32.7 million as compared to total revenues of $29.4 million during the six months ended September 30, 1997. Sales of Company products were up 18.9% to $31.5 million during the six months ended September 30, 1998 compared to $26.5 million during the six months ended September 30, 1997. Subcontracting fees decreased by 59.1% to $1.2 million during the six months ended September 30, 1998 compared to $2.9 million during the six months ended September 30, 1997.

     The increase in sales for the six months ended September 30, 1998 was attributable to the introduction of new products and increased marketing efforts. The decrease in subcontracting fees for the period was attributable to increased concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales decreased 2.9% to $15.4 million during the six months ended September 30, 1998 from $15.9 million during the same period in the prior year. Sales within Southeast Asia accounted for 49% of total sales during the period as compared to 60% during the same period in the prior year. Sales within the region were adversely impacted by continuing economic weakness in Southeast Asia during the period, which weakness was partially offset by increased marketing efforts. Sales in Hong Kong declined approximately 44% to $2.5 million for the six months ended September, 30, 1998 from $4.5 million for the same period of the prior year. Sales in the PRC were up during the six months ended September 30, 1998 due to stable economic conditions relative to the region, increasing approximately 24.1% to $7.6 million for the six months ended September 30, 1998 from $6.1 million in the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) were unchanged at $5.1 million during both the six months ended September 30, 1998 and September 30, 1997

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 51.6% increase in sales with these sales accounting for 51% of total sales in the six months ended September 30, 1998 as compared to 40% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 217.1% to $7.6 million for the six months ended September 30, 1998 from $2.4 million in the same period of the prior year. Sales in the Middle East were down during the six months ended September 30, 1998, decreasing approximately 12.8% to $3.5 million from $4.0 million in the same period of the prior year. Sales in the United States increased approximately 18.9% to $5 million during the six months ended September 30, 1998 from $4.2 million in the same period of the prior year.

     For the six months ended September 30, 1998, gross profits increased 17.3% to $8.3 million from $7.1 million during the same period in the prior fiscal year. Gross margins increased from 24.1% of revenues during the six months ended September 30, 1997 to 25.4% during the six months ended September 30, 1998. The increase in gross profits was mainly attributable to the increase in net sales. The increase in gross profit percentage during the six month period ended September 30, 1998 was primarily attributable to cost control measures implemented by management.

     Operating Expenses. Operating expenses totaled $4.2 million during the six months ended September 30, 1998, up 32.6%, from $3.2 million during the same period in the prior fiscal year. The principal components of the increase in operating expenses during the period were marketing expense, depreciation, salary and wages to support planned sales growth.

     Other Expense, Net. Other expenses, net of other income, increased during the six months ended September 30, 1998 to $618,000 from $586,000 in the same period during the prior year. The increase in net other expenses was attributable to an adverse swing in other income of $161,000 which resulted from an increase in bank charges during the current period and the recognition of a nonrecurring gain from an insurance claim during the prior period; which were partially offset by (1) a decrease in interest expense during the period of $26,000 which resulted from the maturity of a convertible loan on March 19, 1998, and (2) an increase in interest income of $103,000 which resulted from an increase in cash generated by operations.

     Income Taxes. Income taxes increased by 104% to $563,000 during the six month period ended September 30, 1998 from $276,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to provision for a higher effective tax rate for the current period in Hong Kong pending the resolution of the Company's offshore claims with respect to prior periods.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $4.7 million and working capital of $11.3 at September 30, 1998 compared to a cash balance of $2.1 million and a deficit in working capital of $1.2 million at March 31, 1998. The increase in cash is attributable to a combination of the income during the period and increases in short-term bank borrowing. The increase in working capital was attributable to restructuring and capitalization of the convertible note into redeemable preferred share capital of a subsidiary of the Company.

     For the six months ended September 30, 1998 net cash provided in operating activities amounted to $0.7 million as compared to net cash used by operating activities of $0.8 million for the corresponding period of the prior year. This change resulted from a smaller increase in prepayments and other current assets during the current period and a smaller decrease in customer deposits which was partially offset by increases in accounts receivable and amounts due from a director.

     Net cash used in investing activities decreased to $1.7 million during the six months ended September 30, 1998 from $7 million during the six months ended September 30, 1997. This decrease was attributable to a decrease in acquisition of machinery and equipment during the current period.

     Net cash provided by financing activities decreased to $3.6 million during the six months ended September 30, 1998 from $13 million during the six months ended September 30, 1997. This decrease was attributable to the conversion to preferred stock of the convertible loan of $10 million during prior year while such loan does not reoccur during the six months ended September 30, 1998.

     At September 30, 1998, the Company had long term debt totaling $3.8 million compared to long term debt at March 31, 1998 of $4.4 million. The decrease in long term debt was primarily attributable to the repayment of the principal of the loan while no new long term bank loan was acquired during the six months ended September 30, 1998 .

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

                                             S.W. LAM, INC.


Dated:   February 2, 1999               By: /s/ Lam Sai Wing
                                            ---------------------------
                                            Lam Sai Wing, President and
                                            Chief Executive Officer

Dated:   February 2, 1999               By: /s/ Chan Yam Fai, Jane
                                            ---------------------------
                                            Chan Yam Fai, Jane
                                            Chief Financial Officer