Form 10-Q
period 1998-12-31
LAM SW INC
filed 1999-02-12
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                        62-1563911
---------------------------------               --------------------------------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of December 31, 1998, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - December 31, 1998
             and March 31, 1998.........................................    1

             Consolidated Statements of Operations - For the
             three months and nine months ended December 31, 1998
             and 1997...................................................    2

             Consolidated Statements of Cash Flows - For the nine
             months ended December 31, 1998 and 1997....................    3

             Notes to Consolidated Financial Statements.................    4

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    5

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K...........................    9

SIGNATURES..............................................................   10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                         March 31,  December 31,
ASSETS                                                     1998        1998
                                                         ---------  ------------
Current assets:
  Cash and cash equivalents                              $ 2,094     $ 5,869
  Accounts receivable, net                                10,248      17,360
  Inventory                                               13,077      14,839
  Prepayments and other current assets                       395         658
                                                         -------     -------
     Total current assets                                 25,814      38,726

Property, plant and equipment, and capital leases, net    19,853      20,729
                                                         -------     -------
     Total assets                                        $45,667     $59,455
                                                         =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                             $ 5,618    $ 12,462
  Long-term bank loans, current portion                      293         489
  Capital lease obligations, current portion               1,106       1,237
  Accounts payable                                         2,880       3,002
  Accrued liabilities                                      4,880       5,077
  Convertible short term loan                             10,000           0
  Income tax payable                                       1,173       2,422
  Due to director                                          1,034         259
                                                         -------     -------
     Total current liabilities                            26,984      24,948

Long-term bank loans, non-current portion                  1,189       1,014
Capital lease obligations, non current portion             1,933       1,292
Deferred taxation                                          1,283       1,283
                                                         -------     -------
      Total liabilities                                   31,389      28,537
                                                         -------     -------
Stockholders' Equity:
  Preferred stock                                              0           0
  Common stock                                                13          13
  Additional paid-in capital                                 511         511
  Minority interest                                            0      10,000
  Retained earnings                                       13,628      20,245
  Cumulative translation adjustments                         126         149
                                                         -------     -------
     Total stockholders' equity                           14,278      30,918
                                                         -------     -------
     Total liabilities and stockholders' equity          $45,667     $59,455
                                                         =======     =======

    The accompanying notes are an integral part of these financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                          Three Months Ended               Nine Months Ended
                                             December 31,                     December 31,
                                         --------------------             -------------------
                                         1997            1998             1997           1998
                                         ----            ----             ----           ----

Revenues:
  Net sales                           $ 16,812        $ 27,487         $ 43,271      $ 58,950
  Subcontracting fees                      895             844            3,822         2,040
                                       -------         -------          -------       -------
        Total revenues                  17,707          28,331           47,093        60,990

Cost of sales and services             (13,833)        (21,375)         (36,142)      (45,730)
                                       -------         -------          -------       -------
        Gross profit                     3,874           6,956           10,951        15,260

Selling, general and
 administrative expenses                (1,591)         (2,252)          (4,750)       (6,440)
                                       -------         -------          -------       -------
        Operating income                 2,283           4,704            6,201         8,820
                                       -------         -------          -------       -------
Other income (expense), net:
  Interest expenses                       (833)           (403)          (1,574)       (1,118)
  Interest income                           22             134               94           309
  Other income (expense)                    16             (51)              99          (129)
                                       -------         -------          -------       -------
        Total other income
          (expense), net                  (795)           (320)          (1,381)         (938)
                                       -------         -------          -------       -------
Income before income taxes               1,488           4,384            4,820         7,882

Provision for income taxes                (306)           (702)            (582)       (1,265)
                                       -------         -------          -------       -------
Net income                             $ 1,182         $ 3,682          $ 4,238       $ 6,617
                                       =======         =======          =======       =======
Basic income per share                 $  0.09         $  0.29          $  0.33       $  0.52
                                       =======         =======          =======       =======
Weighted average shares
 outstanding                        12,800,000      12,800,000       12,800,000    12,800,000
                                    ==========      ==========       ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                    Nine Months Ended December 31,
                                                                    ------------------------------
                                                                      1997                  1998
                                                                     ------                ------

Cash flows from operating activities:
Net income                                                           4,238                 6,617
Adjustments to reconcile net income to net cash
    provided by operating activities -
    Depreciation of property, plant and equipment                    1,764                 3,394
(Increase) Decrease in operating assets -
    Accounts receivable, net                                        (5,364)               (7,112)
    Inventories                                                     (3,437)               (1,762)
    Prepayments and other current assets                            (1,682)                 (263)
    Due from a director                                               (226)                 (775)
(Decrease) Increase in operating liabilities -
     Accounts payable                                                2,946                   122
     Deposits from customers                                        (1,091)                    -
     Accrued liabilities                                                89                   197
     Income taxes payable                                              582                 1,249
                                                                    -------               ------
     Net cash provided by operating activities                      (2,181)                1,667
                                                                    -------               ------
Cash flows from investing activities:
Additions to property, plant and equipment                          (8,977)               (4,270)
                                                                    -------               -------
      Net cash used in investing activities                         (8,977)               (4,270)
                                                                    -------               -------
Cash flows from financing activities:
Net proceeds from issuance of preference share by a subsidiary           -                10,000
Net increase in short-term bank borrowings                           3,294                 6,844
Net (decrease) increase in convertible short-term loan              10,000               (10,000)
Additions of capital lease obligations                                  92                 2,495
Repayment of capital element of capital lease obligations             (293)               (3,005)
Additions of long-term bank loans                                      388                   258
Repayment of long-term bank loans                                     (233)                 (237)
                                                                    -------               -------
       Net cash provided by financing activities                    13,248                 6,355
                                                                    -------               -------
Effect of exchange rate changes in cash                                  3                    23
                                                                    -------               -------
Net increase in cash                                                 2,093                 3,775
Cash and cash equivalents, as of beginning of period                    94                 2,094
                                                                    -------               -------
Cash and cash equivalents, as of end of period                     $ 2,187               $ 5,869
                                                                    =======               =======

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1998

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

                                Quarter Ended              Nine Months Ended
                                 December 31,                 December 31,
                             ---------------------        --------------------
                             1997             1998        1997            1998
                             ----             ----        ----            ----

Net sales                    94.9 %           97.0 %     91.9 %           96.7 %
Subcontracting fees           5.1              3.0        8.1              3.3
 Total revenues             100.0            100.0      100.0            100.0
Cost of sales                78.1             75.4       76.7             75.0
Gross profit                 21.9             24.6       23.3             25.0
Operating expenses            9.0              8.0       10.1             10.6
Income from operations       12.9             16.6       13.2             14.4
Other income (expense), net  (4.5)            (1.1)      (2.9)            (1.5)
Income before income taxes    8.4             15.5       10.2             12.9
Income taxes                  1.7              2.5        1.2              2.1
Net income                    6.7             13.0        9.0             10.8

Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

     Revenues and Gross Profit. Total revenues increased $10.6 million, or 60%, to $28.3 million for the quarter ended December 31, 1998 from $17.7 million for the quarter ended December 31, 1997. Sales of Company products were up 63.5% to $27.5 million during the current period compared to $16.8 million during the same period in the prior fiscal year. Subcontracting fees decreased by 5.7% to $0.8 million in the current period from $0.9 million during the same period in the prior fiscal year.

     The increase in sales for the quarter ended December 31, 1998 was attributable to the introduction of new products and increased marketing efforts. Net sales for the quarter ended December 31, 1998 increased 77.8% from the prior fiscal quarter level and year-over-year sales growth increased during the quarter ended December 31, 1998 to 63.5% from 9.6% during the prior fiscal quarter. The increase in net sales and growth rate during the latest quarter when compared to the prior quarter was attributable to increased marketing efforts and seasonal strength experienced by the Company during its peak selling season from October through March. The decrease in subcontracting fees for the quarter was attributable to increased concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 21.8% to $12.3 million during the quarter ended December 31, 1998 from $10.1 million during the same period in the prior year. Sales within Southeast Asia accounted for 44.7% of total sales during the quarter as compared to 60% during the same period in the prior year. Sales within the region were adversely impacted by continuing economic weakness in Southeast Asia during the period, which weakness was offset by increased marketing efforts. Sales in Hong Kong declined approximately 12.7% to $2.5 million for the quarter ended December, 31, 1998 from $2.9 million for the same period of the prior year. Sales in the PRC were up during the quarter ended December 31, 1998 due to stable economic conditions relative to the region, increasing approximately 62.9% to $6.3 million for the quarter ended December 31, 1998 from $3.9 million in the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the quarter ended December 31, 1998 were also up due to increases in orders by existing customers, increasing 3.9% to $3.5 million for the quarter ended December 31, 1998 from $3.4 million in the same period of the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 126% increase in sales with these sales accounting for 55.3% of total sales in the quarter ended December 31, 1998 as compared to 40% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 317% to $6.3 million for the quarter ended December 31, 1998 from $1.5 million in the same period of the prior year. Sales in the Middle East were up during the quarter ended December 31, 1998, increasing approximately 19.9% to $3 million from $2.5 million in the same period of the prior year. Sales in the United States increased approximately 118% to $5.9 million during the quarter ended December 31, 1998 from $2.7 million in the same period of the prior year.

     Gross profits increased by 79.6% to $7 million during the quarter ended December 31, 1998 from $3.9 million during the same period in the prior fiscal year. Gross margins increased from 21.9% of revenues during the quarter ended December 31, 1997 to 24.6% during the quarter ended December 31, 1998. The increase in gross profits was principally attributable to the increase in net sales. The increase in gross profit percentage during the quarter ended December 31, 1998 was primarily attributable to cost control measures implemented by management.

     Operating Expenses. Operating expenses totaled $2.3 million during the quarter ended December 31, 1998, up 41.5%, from $1.6 million during the same period in the prior fiscal year. The principal components of the increase in operating expenses during the quarter were marketing expenses, depreciation, salary and wages to support planned sales growth.

     Other Expense, Net. Other expenses, net of other income, decreased during the quarter ended December 31, 1998 to $320,000 from $795,000 in the same period during the prior year. The decrease in net other expenses was principally attributable to (1) an increase in interest income of $112,000 which resulted from an increase in cash generated by operations and (2) a decrease in interest expense during the period of $430,000 which resulted from the maturity of a convertible loan on March 19, 1998.

     Income Taxes. Income taxes increased by 129.4% to $702,000 during the quarter ended December 31, 1998 from $306,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income during the period and provision for a higher effective tax rate for the current period in Hong Kong pending the resolution of the Company' offshore claims with respect to prior periods.

Nine Months Ended December 31, 1998 Compared to Nine Months Ended December 31, 1997

     For the nine months ended December 31, 1998, total revenues increased $13.9 million, or 29.5%, to $61 million as compared to total revenues of $47.1 million during the nine months ended December 31, 1997. Sales of Company products were up 36.2% to $58.9 million during the nine months ended December 31, 1998 compared to $43.3 million during the nine months ended December 31, 1997. Subcontracting fees decreased by 46.6% to $2 million during the nine months ended December 31, 1998 compared to $3.8 million during the nine months ended December 31, 1997.

     The increase in sales for the nine months ended December 31, 1998 was attributable to the introduction of new products and increased marketing efforts. The decrease in subcontracting fees for the period was attributable to increased concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company' sales increased 6.7% to $27.7 million during the nine months ended December 31, 1998 from $26 million during the same period in the prior year. Sales within Southeast Asia accounted for 47% of total sales during the period as compared to 59.9% during the same period in the prior year. Sales within the region were adversely impacted by continuing economic weakness in Southeast Asia during the period, which weakness was offset by increased marketing efforts. Sales in Hong Kong declined approximately 31.9% to $5 million for the nine months ended December, 31, 1998 from $7.4 million for the same period of the prior year. Sales in the PRC were up during the nine months ended December 31, 1998 due to stable economic conditions relative to the region, increasing approximately 39.2% to $13.9 million for the nine months ended December 31, 1998 from $10 million in the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the nine months ended December 31, 1998 were also up due to increases in orders by existing customers, increasing 2.2% to $8.8 million for the nine months ended December 31, 1998 from $8.7 million in the same period of the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 80.5% increase in sales with these sales accounting for 53% of total sales in the nine months ended December 31, 1998 as compared to 40.1% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 255% to $13.9 million for the nine months ended December 31, 1998 from $3.9 million in the same period of the prior year. Sales in the Middle East were down during the nine months ended December 31, 1998, decreasing approximately 0.1% to $6.4 million from $6.5 million in the same period of the prior year. Sales in the United States increased approximately 57.5% to $10.9 million during the nine months ended December 31, 1998 from $6.9 million in the same period of the prior year.

     For the nine months ended December 31, 1998, gross profits increased 39.3% to $15.3 million from $11 million during the same period in the prior fiscal year. Gross margins increased from 23.3% of revenues during the nine months ended December 31, 1997 to 25.5% during the nine months ended December 31, 1998. The increase in gross profits was mainly attributable to the increase in net sales. The increase in gross profit percentage during the nine month period ended December 31, 1998 was primarily attributable to cost control measures implemented by management.

     Operating Expenses. Operating expenses totaled $6.4 million during the nine months ended December 31, 1998, up 35.6%, from $4.75 million during the same period in the prior fiscal year. The principal components of the increase in operating expenses during the period were marketing expense, depreciation, salary and wages to support planned sales growth.

     Other Expense, Net. Other expenses, net of other income, decreased during the nine months ended December 31, 1998 to $938,000 from $1.4 million in the same period during the prior year. The decrease in net other expenses was attributable to (1) an increase in interest income of $215,000 which resulted from an increase in cash generated by operations and (2) a decrease in interest expense during the period of $456,000 which resulted from the maturity of a convertible loan on March 19, 1998; which was partially offset by a $228,000 adverse swing in other income/expense which resulted from an increase in bank charges during the current period and the recognition of a nonrecurring gain from an insurance claim during the prior period.

     Income Taxes. Income taxes increased by 117.4% to $1.3 million during the nine month period ended December 31, 1998 from $582,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income during the period and provision for a higher effective tax rate for the current period in Hong Kong pending the resolution of the Company's offshore claims with respect to prior periods.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $5.9 million and working capital of $13.8 at December 31, 1998 compared to a cash balance of $2.1 million and a deficit in working capital of $1.2 million at March 31, 1998. The increase in cash is attributable to a combination of the income during the period and increases in short-term bank borrowing. The increase in working capital was attributable to restructuring and capitalization of the convertible note into redeemable preferred share capital of a subsidiary of the Company.

     For the nine months ended December 31, 1998 net cash provided by operating activities amounted to $1.7 million as compared to net cash used by operating activities of $2.2 million for the corresponding period of the prior year. This change resulted from a smaller increase in inventories and prepayments and other current assets during the current period and a smaller decrease in customer deposits which was partially offset by increases in accounts receivable and amounts due from a director.

     Net cash used in investing activities decreased to $4.3 million during the nine months ended December 31, 1998 from $9 million during the nine months ended December 31, 1997. This decrease was attributable to a decrease in acquisition of machinery and equipment during the current period.

     Net cash provided by financing activities decreased to $6.4 million during the nine months ended December 31, 1998 from $13.2 million during the nine months ended December 31, 1997. This decrease was attributable to the receipt of a $10 million convertible loan during the prior year. The convertible loan was converted to preferred stock of a subsidiary of the Company during the current year in connection with the planned listing of that subsidiary on the Hong Kong Stock Exchange. The decrease in net cash provided by financing activities attributable to activities relating to the convertible loan was partially offset by net increases in short term bank borrowings and additions to capital lease obligations during the current period.

     At December 31, 1998, the Company had long term debt totaling $3.6 million compared to long term debt at March 31, 1998 of $4.4 million. The decrease in long term debt was primarily attributable to the repayment of the principal of the loan while no new long term bank loan was acquired during the nine months ended December 31, 1998 .

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

                                                 S.W. LAM, INC.


Dated:   February 12, 1999                      By:  /s/ Lam Sai Wing
                                                    ----------------------------
                                                    Lam Sai Wing, President and
                                                    Chief Executive Officer

Dated:   February 12, 1999                      By:  /s/ Chan Yam Fai, Jane
                                                    ----------------------------
                                                    Chan Yam Fai, Jane
                                                    Chief Financial Officer