Form 10-K
period 1999-03-31
LAM SW INC
filed 1999-08-20
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

           Nevada                                       62-1563911
------------------------------           ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
 of incorporation or organization)

           Unit 25-32, Second Floor, Block B, Focal Industrial Centre,
                      21 Man Lok Street, Hunghom, Hong Kong
          -------------------------------------------------------------
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

                          Common Stock, $.001 par value
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 1, 1999, 12,800,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price, was approximately $3,450,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        -------
PART I

         ITEM 1.  BUSINESS.....................................................1
         ITEM 2.  PROPERTIES..................................................13
         ITEM 3.  LEGAL PROCEEDINGS...........................................14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........14

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.............................14
         ITEM 6.  SELECTED FINANCIAL DATA.....................................15
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............16
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................23
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................23
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................23

PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                  AND CONTROL PERSONS OF THE REGISTRANT.......................24
         ITEM 11. EXECUTIVE COMPENSATION......................................25
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................28
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS.............29

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.........................................30

                  SIGNATURES..................................................31

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 20 of this Form 10-K.

     The Company operates through its various subsidiaries, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to S.W. Lam, Inc. and its subsidiaries. All references to China or the PRC are to the Peoples' Republic of China.

     The Company's functional currency is Hong Kong Dollars ("HK$"). For the convenience of readers, unless otherwise indicated, all financial information contained herein is presented in United States Dollars ("US$"). Translation of amounts from HK$ into US$ has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.

ITEM 1.  BUSINESS

     S.W. Lam, Inc. (the "Company"), a Nevada corporation, through its subsidiaries, is engaged in the design, manufacturing and marketing of a broad range of gold products, other precious metal products and jewelry products to customers in Hong Kong, the People's Republic of China (the "PRC" or "China") and other parts of the world. The Company's operations are located in Hong Kong and the PRC.

History and Development of the Company

     The Company's business began with the formation in the 1980's of an unincorporated sole proprietorship by Lam Sai Wing ("Mr. Lam") to manufacture and market jewelry. Subsequently, in 1988, Hang Fung Jewellery Company, a sole proprietorship formed by Mr. Lam, established a modern manufacturing facility in Shenzhen, the PRC (the "Shenzhen Facility"). In 1994, Hang Fung Jewellery Company Limited, a limited company formed by Mr. Lam, entered into a sino-foreign joint venture to manufacture and market jewelry at facilities in Beijing, the PRC (the "Beijing Facility").

     In April 1994, Mr. Lam incorporated Macadam Profits Limited ("Macadam"), Priestgill Limited ("Priestgill") and Soycue Limited ("Soycue") in the British Virgin Islands. Whilst Soycue engaged in the jewelry manufacturing and distribution business, Macadam and Priestgill remained inactive since the date of their incorporation. In November 1994, Mr. Lam incorporated Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in Hong Kong and transferred operations of the Shenzhen Facility to Hang Fung Jewellery. Certain other operations previously conducted by Mr. Lam were also transferred to Hang Fung Jewellery in September 1995. Effective April 1996, Mr. Lam transferred operations of Soycue to Hang Fung Jewellery and ceased operations of Soycue, which has since remained dormant. In December 1996, Mr. Lam and his wife, Chan Yam Fai, Jane ("Ms. Chan") transferred ownership of Hang Fung Jewellery,
Macadam, Priestgill, Soycue and Kai Hang Jewellery Company Limited ("Kai Hang Jewellery"), a Hong Kong corporation engaged in jewelry marketing owned by Mr. Lam and Ms. Chan, to Quality Prince Limited ("Quality Prince"), a holding company organized in the British Virgin Islands and also owned by Mr. Lam and Ms. Chan. (Hang Fung Jewellery, Kai Hang Jewellery, Macadam, Priestgill, Quality Prince and Soycue are collectively referred to herein as the "Hang Fung Group").

     In December of 1996, Quality Prince completed a "reverse acquisition" with S.W. Lam, Inc. pursuant to which the companies comprising the Hang Fung Group, representing all of the jewelry manufacturing and marketing operations controlled by Mr. Lam and Ms. Chan, became wholly owned subsidiaries of the Company. S.W. Lam, Inc. was originally incorporated in the State of Tennessee under the name New Wine, Inc. ("New Wine"). New Wine was formed in April of 1994 to develop, finance and produce record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; to operate a music publishing firm; and, to engage generally in the business of providing personal business management services for professional entertainers. New Wine completed an offering of common stock in September of 1995 selling 225,000 shares for $45,000 pursuant to Rule 504 under the Securities Act of 1933, as amended (the "Act"). The operations of New Wine proved unsuccessful and were discontinued and New Wine began efforts to acquire or combine with an operating business. Pursuant to discussions with the shareholders of Quality Prince, New Wine reincorporated in the state of Nevada and changed its name to S.W. Lam, Inc. in October of 1996. In December of 1996, New Wine entered into an agreement with the shareholders of Quality Prince pursuant to which New Wine agreed to issue 10,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding shares of Quality Prince (the "Exchange"). Following the Exchange, management of the Hang Fung Group assumed control of management of the Company and the Company, through its subsidiaries, the Hang Fung Group, continued the operations of the Hang Fung Group. In December of 1997, Quality Prince incorporated Hang Fung Gold Technology Limited ("Hang Fung Gold") in Bermuda. Hang Fung Gold remained inactive until February 1999.

     In May of 1997, Quality Prince entered into an agreement with Phenomenal Limited ("Phenomenal"), an unaffiliated third party, pursuant to which Phenomenal loaned to Quality Prince $10,000,000 and Quality Prince issued to Phenomenal a convertible promissory note (the "Note"). The Note bore interest at 3% per month, and was repayable in a lump sum payment on March 20, 1998. As one of the conditions for the lending, the Company issued a non-detachable warrant (the "Warrant") to Phenomenal to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of $2.19 per share. The Note was secured by personal guarantees provided by Mr. Lam and Ms. Chan and the 53.9% equity interest in the Company owned by Mr. Lam and Ms. Chan. In accordance with the term of the agreement, the Warrant expired in May 1998.

     On June 4, 1998, Phenomenal agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery. As a result, on June 30, 1998, Hang Fung Jewellery issued 5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. Under the revised agreement, Phenomenal was required to redeem the Preferred Stock and to subscribe for common stock of Hang Fung Gold upon satisfaction of certain conditions. Alternatively, Phenomenal had an option to require Hang Fung Jewellery to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or require Mr. Lam and Ms. Chan to purchase the Preferred Stock held by Phenomenal in case Hang Fung Jewellery defaulted in redeeming the Preferred Stock.

     Pursuant to the revised agreement with Phenomenal, in February of 1999, the Hang Fung Group effected a corporate reorganization (the "Group Reorganization") with Hang Fung Gold becoming a holding company, excluding Quality Prince, for the Hang Fung Group and Phenomenal's investment being converted into common stock in Hang Fung Gold. Immediately prior to the conversion, dividends on the Preferred Stock in the amount of $1,849,000 were paid. The dividend paid on the Preferred Stock was included, in whole, in the minority interest in the Company's consolidated statement of operations for fiscal 1999. Immediately following the restructuring of the Hang Fung Group, Hang Fung Gold completed an offering of shares in Hong Kong raising approximately HK$59,000,000 (the "Hong Kong Offering") and the shares of Hang Fung Gold were listed on the Stock Exchange of Hong Kong Limited (the "Hong Kong Exchange"). Trading of shares of Hang Fung Gold on the Hong Kong Exchange commenced on March 16, 1999.

     Following the Group Reorganization and Hong Kong Offering, the Company holds, through Quality Prince, 53.145% of the issued capital stock of Hang Fung Gold, whereas Phenomenal holds 21.855% of the issued capital stock and the investing public holds the remaining 25% of the issued capital stock of Hang Fung Gold.

Company Structure

     The following chart sets forth the organization of the Company and its principal subsidiaries as of March 31, 1999:


                                 S.W. Lam, Inc.
                          (incorporated in Nevada, US)

                                      100%

                             Quality Prince Limited

                  (incorporated in the British Virgin Islands)

                                     53.145%

                        Hang Fung Gold Technology Limited

                            (incorporated in Bermuda)

                                      100%

                             Macadam Profits Limited

                  (incorporated in the British Virgin Islands)


                                                  (Investment holding)

              100%                                         100%

 Hang Fung Jewellery Company Limited          Kai Hang Jewellery Company Limited

   (incorporated in Hong Kong)                    (incorporated in Hong Kong)

   (Manufacturing and selling                        (Property holding)
     of jewelry products)

             100%

    Hang Fung Jewllery (Shenzhen) Co., Ltd.
         (established in the PRC)


              (Manufacturing of
              jewelry products)

Overview

     The Company is principally engaged in the design, manufacture and distribution of a broad range of gold products, other precious metal products and jewelry products. The Company also receives a contract processing fee based on the utilization of equipment and technology provided by the Company to entities in the PRC under processing agreements for processing activities other than for the benefit of the Company.

     Manufacturing operations are carried on in Hong Kong and the PRC. In order to comply with the PRC regulations relating to the purchasing, manufacturing and distribution of gold in the PRC, the manufacture of the Company's gold products in the PRC is conducted at production facilities made available to the Company under processing agreements entered into with PRC parties who possess the relevant permits to carry on those activities.

     The Company presently markets its products throughout the world including Hong Kong, the PRC, the Middle East, Southeast Asia, Europe and the United States. The Company has increased its sales in recent years as a result of increased marketing.

Products

     The Company's products consist of a broad array of gold and silver jewelry products, gold and silver decorative items, semi-precious stone jewelry and other decorative products. The Company's products include, but are not limited to, bracelets, chains, charms, rings, earrings, ornamental plaques, serving sets and decorative pieces.

     The Company classifies its products in the following four distinct segments:

Gold Products

     The principal product line of the Company consists of fine gold jewelry and decorative ornaments which are manufactured using mainly fine gold and karat gold. In order to cater to customer demands, gold products manufactured and sold by the Company cover a wide range of weight, ranging from approximately 0.5 grammes to 3,000 grammes (3 kg) and are priced at a range of approximately HK$50 to HK$300,000 per piece of which the prices for the most popular items range from approximately HK$50 to HK$3,000 per piece.

     Fine gold jewelry items include bracelets, anklets, bangles, necklaces, brooches, pendants, rings and earrings that are made of fine gold and karat gold. The fine gold jewelry items manufactured and sold by the Company include contemporary and innovative designs that are worn as fashion accessories as well as traditional oriental designs that are commonly presented as wedding and birthday gifts in the Asian community.

     Gold ornaments, including statuettes, memento cards, key chains and other decorative items, are mainly made of fine gold. Gold ornaments may take various different forms and shapes such as cartoon characters, animals, signs of the zodiac as well as religious figures and symbols. The Company also manufactures customized gold memento cards and key chains for corporations as souvenirs in their business promotions.

Other Precious Metal Products

     Other precious metal products manufactured by the Company include jewelry and decorative ornaments that are made of precious metals such as silver and platinum. Depending on the weight and design of such products, these products are sold in a price range of approximately HK$8 to HK$500,000 per piece of which the prices for the most popular items range from approximately HK$100 to HK$500 per piece.

Jewelry Products

     Jewelry products manufactured by the Company are made up of mainly precious stones and gems. Depending on the quality and weight of stones and gems jewelry and design of such products, these products are sold in a price range of approximately HK$200 to HK$200,000 per piece of which the prices for the most popular items range from approximately HK$2,000 to HK$8,000 per piece.

Others

     "Others" include mainly medals, coins and other miscellaneous items. Depending on the weight, design and material used in such products, these products are sold in a price range of approximately HK$50 to HK$4,000 per piece of which the prices for the most popular items range from approximately HK$50 to HK$300 per piece.

     In US dollars, the Company's products range in wholesale price from approximately $1 to over $65,000. The mean selling price of the Company's products is between $200 and $280. The following table illustrates, in US dollars, the typical range and average wholesale price of the Company's products by segment:

                                          Wholesale               Average
                                         Price Range         Wholesale Price
                                         -----------         ---------------
Fine gold products................       $10 to $38,000              $200
Other precious metal products.....        $1 to $65,000               $40
Jewelry products..................       $25 to $26,000              $650
Others............................         $6 to $100                 $20

     For the two years ended March 31, 1999, sales by major product category and as a percentage of sales (excluding subcontracting fees) were as follows:

                                              1998                 1999
                                      -------------------  -------------------
                                      Amount                Amount
                                      $'000      Percent    $'000     Percent
                                      ------     -------   -------    -------
Fine gold products................... 40,457       69.8     49,927     58.8
Other precious metal products........  8,593       14.8     21,625     25.4
Jewelry products.....................  7,613       13.1     13,272     15.6
Others...............................  1,331        2.3        181      0.2
                                     --------    ------    -------   ------
                                      57,994      100.0     85,005    100.0
                                     ========    ======    =======   ======
Product Design and Development

     The Company currently maintains a team of approximately 10 qualified and experienced staff in its in-house product design and development division in its Hong Kong office. The Company has been a pioneer in the introduction of innovative product designs as well as in the development of new production technology in the gold product industry. The product design and development division continuously monitors market trends and consumer preferences and participates in jewelry fairs, exhibitions and competitions to stimulate new ideas. Employees are also encouraged to attend relevant courses and workshops paid for the Company to strengthen their knowledge of production technology for gold products. The product design and development division currently creates over 2,000 new product designs on an annual basis.

     In order to maintain its competitiveness in the gold product market, the Company constantly introduces new products. Beginning in 1991, the Company introduced fine gold ornaments such as gold memento cards, key chains and electroformed products to the market. Some of the products of the Company are also designed to suit different geographical market needs. For example, the Chinese twelve signs of the zodiac ornaments and buddha figurines are in high demand in the PRC and other countries in the Asia Pacific region while cartoon characters and innovative jewelry items are in high demand in Europe and the US.

Purchasing

     The primary raw material in the manufacture and assembly of the Company's products is gold bullion. For the year ended March 31, 1999, the cost of gold bullion accounted for approximately 80% of the Company's total purchases.

     The Company sources gold bullion primarily from seven suppliers in Australia, England, Germany and Hong Kong. The Company mainly sources gold bullion from gold bullion traders. Generally, the Company is able to maintain a steady supply of gold bullion from its suppliers, with an average of one day between the placing of an order and the receipt of the gold bullion. Other materials, including silver and color stones, are purchased, primarily, from suppliers in Hong Kong.

     For the year ended March 31, 1999, purchases of gold from the Company's five largest suppliers accounted for approximately 77% of the Company's total purchases. The Company sources gold bullion regularly from its seven suppliers and has not experienced any difficulty in obtaining the raw materials required in the past. The Company has been dealing with its major suppliers for an average period of approximately ten years and maintains a good business relationship with each of them.

     As the price of precious metals, in particular the price of gold bullion, has generally been decreasing in recent years and since there are numerous alternative sources of gold bullion such as banks and gold bullion dealers, the Company does not maintain any long-term contractual arrangements with its suppliers. Management believes that the Company is in an advantageous position to negotiate for better terms when sourcing gold bullion, as compared to gold bullion suppliers, and that the absence of established contractual relationships with any principal supplier will not have a material adverse effect on the operations or the financial position of the Company.

     Based on the prevailing market situation with the price of gold bullion remaining relatively steady and given the liquidity of gold bullion in the market, the Company does not engage in any hedging activities with respect to possible fluctuations in gold prices. The Company's management monitors the fluctuation of gold prices closely and should the need for hedging arise in the future, the Company may engage in hedging transactions. Moreover, the Company has been able to fix the purchase price of gold with its largest supplier with reference to the market gold price at the time the Company's gold products are sold to customers. By using this arrangement, the price of gold payable to its largest supplier will be the same as the price of gold charged by the Company to its customers, thereby minimizing the effect of fluctuation of gold prices on the Company.

Manufacturing and Assembly

Production Facilities

     At March 31, 1999, the Company operated five production facilities which are located in Hunghom in Hong Kong, and in Beijing, Shanxi, Shenzhen and Sha Tau Kok in the PRC. The Beijing, Shanxi and Shenzhen facilities are operated under processing agreements with PRC entities holding requisite permits. The production facility in Sha Tau Kok (the "Sha Tau Kok Facility") is owned by the Company and possesses requisite permits.

     The following table sets out the annual production capacity of the Company's production facilities for each of the three years ended March 31, 1999.

                                               Year ended March 31,
                               -------------------------------------------------
                                1997                1998                  1999
                                (kg)                (kg)                  (kg)
         Hong Kong
             - Hunghom          9,000              12,000               12,000

         PRC
             - Beijing          8,000               8,000                8,000
             - Shenzhen         9,000              10,000               10,000
             - Shanxi           2,000               5,000                5,000
             - Sha Tau Kok          -                   -                8,800
                              --------            --------             --------
                               28,000              35,000               43,800

--   Production Facilities in Hong Kong

     Hunghom Facility

     The Hunghom Facility was established in 1988 and is equipped with 8 production lines which are used primarily for the production of molds, gold memento cards and medals and the electroforming of fine gold and karat gold, as well as the production of computer-scanned gold statuettes. The Hunghom Facility is a vertically integrated facility capable of handling all aspects of the production process, from product design to mold-making and from casting to polishing as well as marketing to distribution.

     The premises at which the Hunghom Facility are located are leased from an independent third party and have a total gross floor area of approximately 31,500 sq. ft., which are used as the Company's office and showroom as well as production facilities.

--   Production Facilities in the PRC

     Beijing Facility

     The Beijing Facility was established in Shun Yi Sian, Beijing, the PRC, to engage in the manufacture and assembly of gold, silver and karat gold jewelry. The facility is operated under a processing agreement dated Novemer 18, 1994 between the Company's subsidiary, Hang Fung Jewellery, and China National Jewellery Import and Export Corporation ("China Jewellery").

     Pursuant to the agreement, China Jewellery is responsible for the provision of premises, water and electricity, labor and other supporting facilities and the handling of customs and transportation procedures in relation to import and export of machinery, materials and products. Hang Fung Jewellery is responsible for the provision of machinery, equipment, tools and technical and management expertise for the manufacture and assembly of gold, silver and karat gold jewelry. All such machinery and equipment belong to Hang Fung Jewellery. Hang Fung Jewellery is also required to provide raw materials and packaging materials for processing of gold, silver and karat gold jewelry. All such materials, semi-finished and finished products belong to Hang Fung Jewellery. China Jewellery has agreed to undertake and pay for all of the Company's PRC tax liabilities relating to operations at the Beijing Facility.

     Hang Fung Jewellery is required to pay a processing fee to China Jewellery which is calculated on a per gram basis and varies depending on the nature of materials assembled. The agreement relating to the Beijing Facility expires in November 2004.

     Shanxi Facility

     The Shanxi Facility was established in Tai Yuan Municipality, Shanxi, the PRC, under a processing agreement dated April 30, 1996 between Hang Fung Jewellery and Tai Yuan Jewellery and Craft Factory ("Tai Yuan Jewellery") to engage in the manufacture and assembly of gold and silver jewelry.

     Pursuant to the agreement, Tai Yuan Jewellery is responsible for the provision of premises, water and electricity, labor and other supporting facilities and the handling of customs and transportation procedures in relation to the import and export of machinery, materials and products. Hang Fung Jewellery is responsible for the provision of equipment, tools, and technical and management expertise to the facility for jewelry assembly. All such machinery and equipment belong to Hang Fung Jewellery. Hang Fung Jewellery is also required to provide raw materials and packaging materials for the processing of gold, silver and karat gold jewelry. All such materials, semi-finished and finished products belong to Hang Fung Jewellery. Tai Yuan Jewellery has agreed to undertake and pay for all of the Company's PRC tax liabilities relating to operations at the Shanxi Facility.

     Shenzhen Facility

     The Shenzhen Facility was established in Shenzhen, the PRC, to engage in the manufacture and assembly of gold and silver jewelry under a processing agreement dated April 4, 1988 between Hang Fung Jewellery Company and Shenzhen Handicrafts Import and Export Company ("Shenzhen Craft"), as representative for Shenzhen Craft Hang Fung Processing Plant ("Shenzhen Processing Plant"). Pursuant to three agreements, the respective rights and obligations of Shenzhen Craft and Hang Fung Jewellery Company under the processing agreement were assumed by Shenzhen Jia Yi Jewellery Co., Ltd. ("Shenzhen Jewellery") and Hang Fung Jewellery respectively.

     Under the current terms of the processing agreement, Hang Fung Jewellery is responsible for (1) rental payable for use of the facility, water and electricity charges at the facility, (2) provision of and transportation of machinery, equipment and materials for the manufacture and assembly of jewelry, and (3) a processing fee which is calculated on a per worker per month basis and is subject to an annual increase of five percent. Shenzhen Processing Plant is responsible for (1) the provision of premises and labor, (2) the handling of customs procedures in relation to import and export of machinery, equipment and materials, and (3) manufacture and assembly of jewelry.

     The processing agreement, as revised, expires in December 1999.

     Sha Tau Kok Facility

     The Sha Tau Kok Facility is intended to become the largest manufacturing facility of the Company. This facility is operated by, and the premises at which its is situated are leased by, Hang Fung Jewellery (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hang Fung Jewellery. The Sha Tau Kok Facility is located near the Sha Tau Kok customs office in Shenzhen, the PRC.

     The Sha Tau Kok Facility was developed in two phases. Development of the first phase was completed, and commercial production commenced, in July 1998. The first phase houses 20 production lines primarily for the production of fine and karat gold products and other precious metal products.

     Development of the second phase is scheduled to be completed in October 1999, and commercial production is expected to commence in December 1999.

Production Process

     The Company combines traditional craftsmanship with advanced computerized technology such as the application of the computerized faceting machine and/or electroforming machine in the manufacturing process of gold products. While faceting and electroforming are automated procedures, the creation of product designs, the making of master wax models and master rubber molds, the carving of individual wax models and the polishing of the finished products are performed by skilled workers manually under the supervision of a team of experienced technicians. The production cycle for gold products takes approximately 7 to 30 days to complete, depending on complexity of product design, any specific requirements of the product, and production volume.

--   Chain Jewelry

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

--   Ornaments

     Manufacturing of other jewelry items, including gold ornaments which may be attached to chains, typically involves some, or all, of the following processes:

     Design and Mold Making

     The Company's in-house design team begins drawing the design by using computer-aided design software. The data for the design are then electronically transmitted to a computerized mold making machine and a master wax model is produced automatically. The master wax model is of prime importance as its degree of perfection determines the quality of the master rubber mold. A master rubber mold is then constructed by pouring liquified rubber over the master wax model (the "lost wax casting method"). The master rubber mold can be used to produce numerous replica wax models.

     Waxing

     Wax is injected into a master rubber mold to obtain the required number of wax models. After final carving, trimming and filing the surfaces and details of individual wax models, the wax models are attached to a metal stem to enable them to be handled without depositing fingerprints and grease on them, which would hinder metal deposition.

     Electroforming

     The wax models are then submerged in an electolyte solution where gold ions are deposited onto the wax models by passing an electric current through the electrolyte solution. The entire process is controlled by computers and the processing time can be adjusted to achieve different thickness of gold layers.

     Extraction of Wax Models

     The wax models cast with a layer of gold are then heated in a furnace at a pre-set temperature. The wax model underneath the gold layer melts and is extracted from the gold object.

     Filing and Tumbling

     The gold ornaments are then individually hand-filed by skilled workers to ensure smooth contours and surfaces. The base of each gold ornament is also checked and flattened to ensure that the ornament can stand upright.

     Stone Setting

     Stones are set using a variety of methods, including the "claw", "channel", "pave" or "bezel" setting methods, as determined by product design and setting requirements.

     Polishing

     Jewelry items are again polished automatically by polishing machines.

     Final Design and Assembly

     Designs or impressions are affixed to appropriate component parts by stamping, cutting or grinding. Component parts are shaped and assembled to specifications in accordance with the product design.

Manufacturing Technology and Development

     The Company continuously seeks to improve and modify its production technology and facilities in order to achieve better product quality and higher profit margin. Traditionally, the manufacture of gold products has been labor intensive and, therefore, product quality and production time may vary for each production. The Company has successfully combined traditional manual craftsmanship with advanced computerized technology to mass produce quality gold products in a cost efficient manner.

     Since 1993, the Company has invested significant resources in developing the technology for the electroforming method in the production of fine gold products such as gold decorative ornaments. As one of the first gold product manufacturers to have successfully implemented this new technology, the Company is able to produce gold decorative ornaments of the same size as those produced using the traditional methods, but using less gold and therefore reducing costs. By adopting this new technology in the production of gold products, gold is more evenly spread on the wax model resulting in smoother contours and better appearance.

     In September 1998, the Company was granted a short-term patent of up to 8 years in Hong Kong in relation to the production technology for the computer-scanned gold statuette, a newly-launched product of the Company. Gold statuettes are produced by scanning the object to be reproduced, such as human features, by a computerized scanner. Details of the contours of the object are scanned and are stored as codes on electronic media. The codes can then be sent electronically to one of the production facilities of the Company and finally to the rapid prototyping system for further production of gold statuettes with the exact features of the scanned object. Besides offering a high degree of resemblance to the original object, the advantage of this production technology is that the amount of manual craftsmanship and production time can be significantly reduced.

     The Company has also obtained other patents in Hong Kong for other production methods.

Contract Processing

     In addition to manufacturing products for the Company, the agreements with respect to manufacturing operations at the Beijing Facility and the Shanxi Facility provide that the PRC entity, China Jewellery and Tai Yuan Jewellery, respectively, may perform jewelry manufacturing and assembly operations for other parties using those facilities provided that such operations do not interfere with the manufacturing and assembly operations and requirements of the Company and provided that such products are manufactured exclusively for domestic consumption within the PRC. The Company is entitled to receive fee from China Jewellery and Tai Yuan Jewellery with respect to all jewelry manufactured for third parties at those facilities with the amount of such fees to be determined on a case-by-case basis ("Subcontracting fees"). Subcontracting fees totaled $2.2 million, or 2.5% of revenues, during the year ended March 31, 1999.

Quality Control

     The Company's quality control team consists of 12 persons (excluding quality control workers who work at the facilities made available to Hang Fung Jewellery in the PRC under processing agreements) and is committed to ensure that the products meet the Company's quality standards.

     All incoming raw materials, such as gold bullion, are inspected by the quality control team for purity before being used in the production process. Quality control checks are also conducted at various stages of production to ensure that product specifications are met. In addition, the Company has trained its production workers to closely inspect products during production. Defective products are either rejected or subject to refinements before entering the next stage of the production process. The production process is also closely monitored by trained technicians. All finished products are subject to final inspection before they are packed and delivered to customers. The Company's marketing staff also check the quality of finished products upon receipt of products before distribution. Moreover, the quality control workers who work at the facilities made available to the Company in the PRC under processing agreements are also trained by the Company to adhere to similar stringent quality control procedures.

     The Company intends to apply for ISO 9000 certification for its production facilities in the near future.

Inventory Policy and Control

     For gold bullion, in general, it is the Company's policy to maintain a stock holding period of approximately 80 days. The Company generally has a stock level of approximately 1,000 kg of gold reserves for production use. The stock level is monitored by the senior manager of the gold and jewelry division who coordinates the transfer of raw materials and finished goods between the production facilities and the sales and marketing department. Stock movements from the safe or storeroom of each of the production facilities are recorded in the respective stock ledgers and stock movement reports are examined on a regular basis and are submitted to the accounts department of the Hong Kong head offices for consolidation and reconciliation. All movements of stock must be justified by the person making the stock withdrawal. Details, such as stock code, quantity and weight, are completed by the person making the withdrawal on the withdrawal note which will be passed to the senior manager of the gold and jewelry division for approval before the stock withdrawal takes place. The person making the withdrawal, accompanied by another member of staff, must sign the stock withdrawal note to acknowledge receipt of the stock. The person making the withdrawal, the senior manager and the accounting division each respectively keeps one copy of the signed withdrawal note. Goods are stored in safes and storerooms that are installed with a wide range of anti-theft devices. At the production line level, the stock retrieved by a production line supervisor from the storeroom at a production facility is distributed to workers at the production line. The supervisor keeps a record stating particulars such as type and weight of stock distributed to each worker. At the end of each working day, each worker stores his/her stock in a safety box and the locked safety box is returned to the production line supervisor. The supervisor then stores the safety boxes collected from the workers in a subsection designated for the production line in the storeroom master safe. At the end of a production cycle, the workers return the stock to the production line supervisors who will check against their records to ensure that the stock returned matches with the particulars stated in the records. Stock counts are performed on a monthly and ad hoc basis by the accounting division and the results of the stock counts are checked against the stock ledger.

Sales and Marketing

     The Company's marketing and sales activities are carried out by a team of approximately 30 staff members. The Company's sales staff carries out sales and marketing activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Company's sales staff is responsible for establishing and maintaining relations with independent sales representatives and customers as well as marketing the Company's products to potential customers. The marketing and sales executives regularly attend trade fairs, seminars and exhibitions in Hong Kong and overseas in order to keep abreast of new product developments and market trends, to maintain regular contact with existing customers and to meet potential customers. Through participation in exhibitions, the Company is able to promote its corporate image, increase public awareness of its products and strengthen its competitive position in the gold products market.

     The Company currently has a showroom at its head office in Hunghom, Hong Kong where its wide range of products are displayed. Other promotional activities undertaken by the Company include the placing of advertisements in trade magazines, journals and other public media as well as direct mailing of product catalogues to existing and potential customers.

     In the PRC, potential customers are often referred to the Company by the respective PRC parties to the processing agreements or learn about the Company's products from other sources such as advertisements. Customers may place orders to the Company's Hong Kong office by fax, telex or telephone. In any event, all deliveries pursuant to confirmed orders from PRC customers are made in Hong Kong to the party designed by the PRC customers located in Hong Kong. The Company does not hold a PRC license to distribute its products in the PRC to customers in the PRC. The Company's PRC customers (being customers who have invoicing addresses in the PRC, and which are believed to be either wholesale distributors or retailers) are responsible for arranging the importation of the products in the PRC.

     The Company has established solid business relationships with its customers and many of them have in turn introduced new customers to the Company. The Company also sponsors selected customers to attend major gold jewelry trade shows so as to further promote market awareness of the Company's products.

     The principal markets to which the Company's products are distributed are the PRC, South East Asia, Hong Kong, the United States, the Middle East and Europe. Sales by region (excluding Subcontracting fees) for the three years ended March 31, 1999 have been as follows:

                              1997                1998                 1999
                       ----------------    ----------------    -----------------
                       Amount              Amount              Amount
                       $,000    Percent    $,000    Percent     $,000    Percent
                       ------   -------    ------   -------    -------   -------
Southeast Asia........  4,610    12.5      12,232     21.1      16,562     19.5
United States.........  1,305     3.5      10,211     17.6      13,920     16.4
PRC...................  8,043    21.8      10,000     17.2      15,827     18.6
Middle East...........  5,744    15.6       9,317     16.1      13,947     16.4
Europe................  1,506     4.1       5,886     10.2      17,661     20.8
Hong Kong............. 15,617    42.5      10,348     17.8       7,088      8.3
                       ------   ------     ------    ------     ------    ------
   Total.............. 36,825   100.0      57,994    100.0      85,005    100.0
                       ======   ======     ======    ======     ======    ======

     The Company generally adopts a tight credit policy and grants credit only to selected customers depending on their business relationship with the Company. Sales to customers in Hong Kong and overseas, other than the PRC, are mainly settled on an open account basis, with credit periods ranging from seven days to ninety days. All Hong Kong and overseas customers generally settle their accounts on time and no material default has been encountered by the Company. As for the PRC customers, owing to the different business practices prevailing in the PRC, customers normally settle their accounts at a slower pace up to 180 days after sales. Despite the slower payment pattern, the Company has experienced no significant bad debt problems and management believes there are no material collectibility problems.

Customers

     The products manufactured by the Company are principally sold to wholesale distributors or retail chain operators of gold, other precious metal and jewelry products.

     At March 31, 1999, the Company had approximately 100 regular customers. The Company estimates that, through customers and their extensive distribution networks, the products manufactured by the Company are sold in approximately 1,600 retail outlets worldwide.

     For the year ended March 31, 1999, the Company five largest customers accounted for approximately 18% of sales. During fiscal 1999, the Company had no customers which accounted for more than 5% of the Company's revenues. The Company has no long term contracts with any customers. The Company's top five customers have each had a business relationship with the Company for over five years.

Competition

     The jewelry industry is highly fragmented, with little significant brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived high value and quality in relation to price.

     While many competitors in the wholesale jewelry manufacturing and distribution business may have a wider selection of products or greater financial resources, the Company believes its competitive position is enhanced by the Company's broad customer base, experienced management team, advanced technology and capital investment in continuous product development and product design and the Company's close relationship with its customers and vendors. Therefore, although the competition is intense, management believes that the Company is well positioned to compete in the jewelry industry.

Staff

     As of March 31, 1999, the Company had approximately 1,000 employees, including 8 executive officers, 22 other management personnel, 25 persons in administration, 865 persons in manufacturing and production and 80 persons in sales and marketing. Of the Company's employees, approximately 150 staff members are located in Hong Kong with the remaining employees being located in the PRC. None of the Company's employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory. In addition, approximately 1,000 workers, who are not employees of the Company, provide services to the Company at the Beijing Facility and the Shanxi Facility in the PRC.

Certain Foreign Operation Considerations

     The Company's operations are conducted in Hong Kong and the PRC. As a result, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     On July 1, 1997, sovereignty over Hong Kong transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (a "SAR"). As provided in the Sino-British Joint Declaration relating to Hong Kong and the Basic Law of the Hong Kong SAR, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Company's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Company's financial and operating environments. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

     The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulation on the import and export of gold, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Additionally, due to licensing requirements relating to the manufacture and marketing of gold products in the PRC, the Company's ability to continue its current operations in the PRC is substantially dependent upon the Company's ability to maintain satisfactory contractual arrangements with PRC entities possessing the requisite licenses such as China Jewellery, Tai Yuan Jewellery and Shenzhen Jewellery. Further, a portion of the Company's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 2. PROPERTIES

     The Company's executive offices are located at Unit 25-32, Second Floor, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong. This facility consists of approximately 31,500 square feet of office space, and is leased from an unaffiliated third party for approximately HK$3,362,000 (US$434,000) per year pursuant to four leases which range in expiration from November 1999 to March 2001. This office space also houses certain marketing, product design and high quality gold production operations.

     The Company's principal production operations are conducted at facilities located in Sha Tau Kok, Beijing, Shanxi, and Shenzhen, the PRC. The Company's principal production facilities are described in Item 1. Business under Manufacturing and Assembly, Production Facilities.

     The Company believes that its existing facilities will be adequate to support the Company's operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to lawsuits incidental to its business. The Company and its management are not presently aware of any pending or threatened proceedings which, individually or in the aggregate, are believed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     While the Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CHRM", there is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported bid price of the Company's Common Stock, as of July 1, 1999, was $1.375.

Holders

     At July 1, 1999, there were approximately 130 record holders of the Company's Common Stock.

Dividends

     While the Hang Fung Group paid a one-time dividend of approximately $5 million during fiscal 1996, prior to the Exchange, the Company has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

Sales of Unregistered Securities

          None

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


                                                              Year Ended March 31,
                                          ---------------------------------------------------------------
                                          1995         1996          1997           1998            1999
                                          ----         ----          ----           ----            ----
                                               (amounts stated in US$,000, except per share data)
Income Statement Data (1):
Net sales...........................  $ 18,478      $ 22,903      $ 36,825       $ 57,994        $ 85,005
Subcontracting fees.................     4,902         3,965         4,133          4,308           2,195
                                       -------       -------       -------        -------         -------
  Total revenues....................    23,380        26,868        40,958         62,302          87,200
Gross profit........................     7,004         8,046        10,971         15,143          22,117
Operating income....................     4,335         4,402         6,190          8,207          11,341
Other income (expense), net.........    ( 274)        ( 329)        ( 741)          (636)         (1,570)
Income before taxes.................     4,061         4,073         5,449          7,571           9,771
Minority interests..................        --            --            --             --         (2,013)
Net income..........................  $  2,589      $  3,393      $  4,475       $  6,285        $  5,856
                                       =======       =======       =======        =======         =======
Net income per share (2)............  $   0.25      $   0.32      $   0.40       $   0.49        $   0.46
Weighted average shares                =======       =======       =======        =======         =======
 outstanding (2)....................10,500,000    10,500,000    11,075,000     12,800,000      12,800,000
                                    ==========    ==========    ==========     ==========      ==========
Balance Sheet Data (1):
Working capital.....................  $  3,011      $    613      $  2,768       $(1,170)        $ 17,705
Total assets........................    17,517        15,676        21,409         45,667          73,698
Long-term debt, less
 current portion....................       299           879         1,834          4,405           3,363
Stockholders' equity (3)............     4,531         3,038         8,017         14,278          20,134

-----------------

(1) The Company's functional currency is Hong Kong Dollars ("HK$"). Translation of amounts from HK$ into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.
(2) Net income per share is computed assuming (i) the 10,500,000 shares issued pursuant to the Exchange were outstanding for all periods presented, (ii) the 1,275,000 shares issued in connection with initial formation of New Wine were issued December 31, 1996 and (iii) the 225,000 shares issued by New Wine pursuant to a Rule 504 offering were issued December 31, 1996.
(3) Stockholders' equity at March 31, 1996 reflects the payment of a dividend in the amount of $5,000,000 by the Hang Fung Group prior to the acquisition of the Hang Fung Group by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 20.

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

     In May of 1997, Quality Prince, a wholly-owned subsidiary of the Company, entered into an agreement with Phenomenal Limited ("Phenomenal"), an unaffiliated third party, pursuant to which Phenomenal loaned to Quality Prince $10,000,000 and Quality Prince issued to Phenomenal a convertible promissory note (the "Note"). The Note bore interest at 3% per month, and was repayable in a lump sum payment on March 20, 1998. As one of the conditions for the lending, the Company issued a non-detachable warrant (the "Warrant") to Phenomenal to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of $2.19 per share. The Note was secured by personal guarantees provided by Mr. Lam and Ms. Chan and the 53.9% equity interest in the Company owned by Mr. Lam and Ms. Chan. In accordance with the term of the agreement, the Warrant expired in May 1998.

     On June 4, 1998, Phenomenal agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery Company Limited ("Hang Fung Jewellery"), a wholly owned intermediate subsidiary of the Company. As a result, on June 30, 1998, Hang Fung Jewellery issued
5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. Under the revised agreement, Phenomenal was required to redeem its interest in the Preferred Stock and to subscribe for the common stock of Hang Fung Gold Technology Limited ("Hang Fung Gold"), upon satisfaction of certain conditions. Alternatively, Phenomenal had an option to require Hang Fung Jewellery to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or require Mr. Lam and Ms. Chan to purchase the Preferred Stock held by Phenomenal in case Hang Fung Jewellery defaulted in redeeming the Preferred Stock.

     Pursuant to the revised agreement with Phenomenal, in February of 1999, the Hang Fung Group effected a corporate reorganization (the "Group Reorganization") with Hang Fung Gold becoming a holding company for the Hang Fung Group, excluding Quality Prince, and Phenomenal redeemed its interest in the Preferred Stock and subscribed for the common stock in Hang Fung Gold. Immediately following the restructuring of the Hang Fung Group, Hang Fung Gold completed an offering of securities in Hong Kong raising approximately HK$59,000,000 (the "Hong Kong Offering") and the shares of Hang Fung Gold were listed on the Stock Exchange of Hong Kong Limited (the "Hong Kong Exchange"). Trading of shares of Hang Fung Gold on the Hong Kong Exchange commenced on March 16, 1999.

     Following the Group Reorganization and Hong Kong Offering, the Company holds, through Quality Prince, 53.145% of the issued capital stock of Hang Fung Gold, whereas Phenomenal holds 21.855% of the issued capital stock and the investing public holds the remaining 25% of the issued capital stock of Hang Fung Gold.

     Hang Fung Group's operations consist of designing, manufacturing and distributing a full line of gold and silver jewelry products and other ornamental products on a wholesale basis to customers in Hong Kong, China, Europe, the Middle East, Southeast Asia, and the United States. Revenues from such operations are generated through the manufacturing and wholesaling of the Company's jewelry products, subcontract jewelry manufacturing for selected customers and through fees payable to the Company by its business partners in the PRC ("Subcontracting fees").

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

                                                      Year Ended March 31,
                                                 ------------------------------
                                                 1997        1998          1999
                                                 ----        ----          ----
Net sales.....................................   89.9%       93.1%         97.5%
Subcontracting fees...........................   10.1         6.9           2.5
                                                ------      ------        ------
  Total revenues..............................  100.0       100.0         100.0
Cost of sales.................................   73.2        75.7          74.6
                                                ------      ------        ------
Gross profit..................................   26.8        24.3          25.4
Operating expenses............................   11.7        11.1          12.4
                                                ------      ------        ------
Income from operations........................   15.1        13.2          13.0
Other income (expense)........................   (1.8)       (1.0)         (1.8)
                                                ------      ------        ------
Income before income taxes....................   13.3        12.2          11.2
Income taxes..................................   (2.4)       (2.1)         (2.2)
Minority interest.............................    0.0         0.0          (2.3)
                                                ------      ------        ------
Net income....................................   10.9        10.1           6.7
                                                ======      ======        ======

Year Ended March 31, 1999 Compared to Year Ended March 31, 1998

     Revenues and Gross Profit. Operating revenues increased by 40.0% to $87.2 million for the year ended March 31, 1999 as compared to $62.3 million for fiscal 1998. Sales of Company products were up 46.6% to $85.0 million during fiscal 1999 as compared to $58.0 million during fiscal 1998. Subcontracting fees decreased by 49.0% to $2.2 million during fiscal 1999 from $4.3 million during fiscal 1998.

     The increase in sales during fiscal 1999 was attributable to increased product volumes resulting from an increase in production capacity, the introduction of new products and investments in marketing efforts across geographical regions. The decrease in Subcontracting fees was attributable to increased concentration on the manufacturing of products designed by the Company as opposed to products manufactured on a subcontract basis in order to raise the Company's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 21.2% to $39.5 million in fiscal 1999 from $32.6 million in fiscal 1998. Sales within Southeast Asia accounted for 46.4% of total sales during fiscal 1999 as compared to 56.2% in fiscal 1998. Percentage of total sales of the region were adversely impacted by continuing economic weakness in Southeast Asia during the second half of fiscal 1998 and all of fiscal 1999, which weakness was offset by increased marketing efforts. Sales in Hong Kong declined 31.4% to $7.1 million during fiscal 1999 from $10.3 million during fiscal 1998. Sales in the PRC were up during fiscal 1999 due to stable economic conditions relative to the region, increasing 58.2% to $15.8 million from $10.0 during fiscal 1998. Sales in Southeast Asia (not including Hong Kong and the PRC) during fiscal 1999 were up due to strong demand in the Taiwan market, increasing 35.5% to $16.6 million from $12.2 million during fiscal 1998.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 79.2% increase in sales with these sales accounting for 53.6% of total sales in fiscal 1999 as compared to 43.8% of total sales in fiscal 1998. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 200% to $17.7 million in fiscal 1999 from $5.9 million in fiscal 1998. Sales in the Middle East were up during fiscal 1999, increasing approximately 49.8% to $13.9 million from $9.3 million in fiscal 1998. Sales in the United States increased approximately 36.3% to $13.9 million during fiscal 1999 from $10.2 million in fiscal 1998.

     Gross profits increased by 46.1% to $22.1 million in fiscal 1999 from $15.1 million during fiscal 1998. The increase in gross profits was mainly attributable to increased sales, and expansion into the United States market which were partially offset by a reduction in gross margins. Gross margins increased to 25.4% in fiscal 1999 from 24.3% in fiscal 1998. The increase in gross profit percentage during fiscal 1999 was primarily attributable to cost control measures implemented by management.

     Operating Expenses. Operating expenses totaled $10.8 million during fiscal 1999, an increase of 56% from $6.9 million in fiscal 1998. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with the expanded selling efforts, increased corporate overhead and depreciation expense on investment in machinery and equipment to support the increase in sales volumes.

     Other Income (Expense), Net. Other income(expense), net during fiscal 1999 and 1998 consisted of a loss on reduction in equity interest in a subsidiary associated with the Group Reorganization and Hong Kong Offering of Hang Fung Gold during fiscal 1999, bank charges, and interest income and interest expense. Net other expenses increased approximately 146.9% to $1.6 million during fiscal 1999 from $0.6 million during fiscal 1998. The increase was primarily attributable to (1) an increase in interest expense during the fiscal year of $784,000 which resulted from an increase in banking facilities to support the business expansion during fiscal 1999, (2) an adverse swing in other expenses of $159,000 which resulted from increases in bank charges during fiscal 1999 and the recognition of the nonrecurring gain from an insurance claim during fiscal 1998, and (3) a $271,000 loss during fiscal 1999 attributable to the dilution of the Company's ownership interest in Hang Fung Gold from 100% to 53.15% as a result of the Group Reorganization and Hong Kong Offering; which was partially offset by a $280,000 increase in interest income during fiscal 1999 attributable to increased cash generated by operations.

     Minority Interest. Minority interest of $2.0 million was reported during fiscal 1999. No minority interest was reported during fiscal 1998. Minority interest reflects the Group Reorganization, including the conversion of the Note of Phenomenal into shares in the Company's previously wholly-owned subsidiary, Hang Fung Gold (including a dividend of $1,849,000 paid to Phenomenal with respect to the Preferred Stock), and the Hong Kong Offering pursuant to which additional shares of Hang Fung Gold were sold. Minority interest reflects the proportionate interest in the earnings of the Hang Fung Group not owned by the Company from February 27, 1999, the date of the Group Reorganization, through March 31, 1999.

     Income Taxes. Income taxes increased by 48.0% from approximately $1.3 million in fiscal 1998 to $1.9 million in fiscal 1999. The increase in income taxes during the period was primarily attributable to the increase in taxable earnings of the Company.

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

The Company's future operating results are particularly dependent upon several specific factors, in addition to the general factors noted above, including (1) substantial dependence upon manufacturing and, to a certain extent, marketing arrangements in the PRC, (2) ability to secure adequate financing to support planned increases in production and marketing of products, (3) the ongoing impact of the Asian financial crisis, and (4) the impact of the Company's sale of an interest in Hang Fung Gold.

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

     Management believes that the Company's recent growth, and anticipated future growth, is a result of investments, and planned investments, in new and expanded production capacity and expanded marketing efforts. The Company has invested substantial amounts in new machinery and the modernization of the Beijing Facility and the opening of the Sha Tau Kok Facility. The Company has also invested substantial amounts to expand marketing efforts in the United States, the Middle East and Europe. In order to continue to grow revenues and profitability, the Company plans to invest substantial additional funds to expand production capacity further and to support further increases in marketing efforts, particularly outside of Asia. The Company previously secured $10 million of funding through the sale of the Note to Phenomenal and subsequent Group Reorganization and secured an additional $7.6 million of funding through the Hong Kong Offering. While funding from those sources was adequate to support planned facility expansions and increased marketing efforts, there can be no assurance that the Company will not require additional funding to support future planned expansion. See "-- Liquidity and Capital Resources."

     As a result of the Group Reorganization and Hong Kong Offering, the Company's ownership interest in the Hang Fung Group (where substantially all of the Company's operations are conducted and revenues generated) has decreased from 100% to approximately 53%. For periods subsequent to the Group Reorganization and Hong Kong Offering, the Company's operating results will reflect minority interest relating to the interest in the Hang Fung Group not owned by the Company. Thus, while the Company's consolidated revenues may continue to grow at a rapid rate, the minority interest will effectively remove approximately 47% of the future earnings of the Hang Fung Group from the Company's future net income. Accordingly, in order for the Company to maintain its current level of net earnings, the Hang Fung Group must approximately double its existing earnings.

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

     In addition, the Company's policy is to denominate all its sales and assets in U.S. dollars or Hong Kong dollars. The Hong Kong Government has, throughout fiscal 1998 and since the beginning of fiscal 1999, repeatedly assured the public that the "peg" of Hong Kong dollar to the U.S. dollar will not be changed and the Hong Kong dollar will not be devalued. Similarly, the governor of the PRC's central bank has reassured the public that the Renminbi will not be devalued. Therefore, based on information available to management at this time, management does not anticipate significant fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar in the foreseeable future. As the Company makes its purchases of raw materials in local currencies, and those currencies have generally exhibited weakness since mid-1997 when compared to the U.S. dollar, management does not believe the Company is exposed to undue amount of risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar.

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

Liquidity and Capital Resources

     At March 31, 1999, the Company had cash balances totaling $16.7 million and working capital of $17.7 million. This compares to a cash balance of $2.1 million and a working capital deficit of $1.2 million at March 31, 1998. The increase in cash and improvement in working capital were primarily attributable to (1) the net income for the year and (2) the receipt of funds from the Hong Kong Offering.

     Cash provided by operations increased to $5.9 million during fiscal 1999 from $1.9 million during fiscal 1998. The increase in cash provided by operations was primarily due to (1) an increase in taxes payable ($1.9 million),
(2) an increase in depreciation expense ($2.1 million), (3) an increase in non-cash expenses, including minority interest, associated with the Group Reorganization and Hong Kong Offering ($2.0 million); which was partially offset by changes in other operating assets and liabilities. The Company's accounts receivable increased to $15.7 million, or approximately 18.0% of fiscal 1999 revenues, as compared to $10.2 million, or approximately 16.4% of fiscal 1998 revenues. The increase in accounts receivable during fiscal 1999 was attributable to increased sales levels, particularly in growing non-Asian markets and the granting of more favorable payment terms to selected customers. Days sales outstanding in receivables increased to 54 days for fiscal 1999, from 45 days for fiscal 1998. Inventories increased to $16.9 million at March 31, 1999 from $13.1 million at March 31, 1998. The increase in year end inventories was required to support growing sales.

     The Company used $9.0 million, $15.7 million and $4.8 million for investing activities in fiscal 1999, 1998 and 1997, respectively. The investment of cash in each of those periods related primarily to acquisitions of machinery and equipment to increase the Company's production capacity in order to support growing sales.

     Financing activities provided $17.6 million in fiscal 1999 as compared to $15.9 million in fiscal 1998. Cash generated from financing activities in fiscal 1999 consisted primarily of the proceeds from the Hong Kong Offering pursuant to which the Company's subsidiary, Hang Fung Gold, sold common equity in an amount equal to 25% of the post-offering shares outstanding for net proceeds of $7.6 million. Cash generated from financing activities in fiscal 1998 consisted primarily of the proceeds of a $10 million loan from Phenomenal to the Company's wholly owned subsidiary Quality Prince. The Note evidencing the loan accrued interest at three percent (3%) per month, compounded monthly, and was convertible into 2914 shares, or such other number of shares as will constitute not less than 29.14%, of Quality Prince. As additional consideration for the loan, the Company issued Warrants to Phenomenal which entitled the holder to purchase 5,263,158 shares of the Company's common stock at a purchase price of $2.19, exercisable for a period commencing upon the date of the grant of the Warrants and ending on the earlier of (1) May 31, 1998 or (2) the closing of a consolidation or merger of the Company (other than with its wholly-owned subsidiary), or the transfer of all or substantially all of the Company's assets to, another corporation (unless the owners of the capital stock of the Company, prior to such transaction, continue to own a majority of the capital stock of the surviving corporation). The Warrants were only exercisable in the event that the Note was not converted pursuant to its terms.

     On June 4, 1998, the Company (and its subsidiaries) and Phenomenal executed a Deed Amendment to modify the terms of the Note and the Warrants. Pursuant to the Deed Amendment, Phenomenal agreed to waive all interest accrued on the Note and to convert the Note into 5,263,788 Preferred Stock of the Company's wholly owned subsidiary, Hang Fung Jewellery. The Deed Amendment evidenced the Company's intent to form a new holding company for the shares of the companies, excluding Quality Prince, comprising the Hang Fung Group. The Preferred Stock were subject to mandatory redemption and a minimum $10,000,000 from redemption was subject to mandatory subscription into shares of common equity of the new holding company representing 29.14% of such equity if, and only if, the Company listed the shares of the holding company on The Stock Exchange of Hong Kong on or before March 20, 1999. The listing of the holding company, the Group Restructuring and the Hong Kong Offering were completed in March 1999. As a result of the Group Restructuring, the Note was converted into a 29.14% equity interest in Hang Fung Gold and the Warrants expired. Following the Hong Kong Offering, the shares held by Phenomenal represented a 21.855% equity interest in Hang Fung Gold.

     The Company's primary liquidity needs are to fund accounts receivable and inventories as well as to fund periodic purchases of machinery, equipment and expansion of production facilities. Prior to Phenomenal's investment in Hang Fung Group, the Company had historically funded its operations through a combination of internally generated cash, short-term borrowings under bank lines of credit and hire purchase financing.

     At March 31, 1999, the Company had no material capital commitments. However, the Company intends to use available funds as needed to expand its production capacity and jewelry distribution operations in Europe, the Middle East and the United States.

     At March 31, 1999, the Company's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. The Company's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, bank guarantees, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. The Company's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. The Company's total available bank credit facilities at March 31, 1999 were approximately $23.8 million of which approximately $20.2 million had been used at such date.

     At March 31, 1999, the Company also had a number of capital leases and operating leases pursuant to which the Company holds various facilities and equipment. At March 31, 1999, the Company's capital lease obligations totaled $2.2 million of which $1.2 million was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by the Company of approximately $381,000 in fiscal 2000.

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

     The following table sets forth the Company's unaudited net sales for the periods indicated:

                                          Fiscal Year Ended March 31,
                               -------------------------------------------------
                                 1997               1998                  1999
                               ---------         ----------            ---------
                          (US$,000)           (US$,000)            (US$,000)
                           Amount      %      Amount     %        Amount     %
1st Quarter (4/1-6/30)   $  7,788    19.0    $13,926    22.4    $ 16,482    18.9
2nd Quarter (7/1-9/30)      9,980    24.4     15,458    24.8      16,177    18.6
3rd Quarter (10/1-12/31)   12,639    30.8     17,706    28.4      28,331    32.5
4th Quarter (1/1-3/31)     10,551    25.8     15,212    24.4      26,210    30.0
                          -------  ------    -------  ------     -------  ------
    Total                $ 40,958   100.0   $ 62,302   100.0    $ 87,200   100.0
                          =======  ======    =======  ======     =======  ======
Inflation

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Arthur Andersen & Co. ("Arthur Andersen"), Certified Public Accountants, appears on pages F-1 through F-25 of this report. See Index to Financial Statements on page 32 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

 Name                  Age           Position
------                -----         ----------
Lam Sai Wing.......... 44   Chairman, Chief Executive Officer and President
Chan Yam Fai, Jane.... 36   Vice President, Chief Financial Officer and Director
Ng Yee Mei............ 37   Vice President and Director
Cheng Wa On........... 36   Director

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

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 1999.

     All of the filing requirements were satisfied on a timely basis in fiscal 1999. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended March 31, 1999:

                                                            Annual Compensation
                                  -------------------------------------------------
                                                                    Other Annual           All Other
Name and Principal Position        Year     Salary      Bonus     Compensation (1)      Compensation
---------------------------       ------   --------    -------   ------------------    --------------

Lam Sai Wing.....................  1999   $202,694    $400,000       $  39,237           $    0
  Chief Executive Officer,.......  1998    194,000           0               0                0
  Chairman and President.........  1997    145,000           0               0                0

-------------------

(1) Mr. Lam's other annual compensation consists of a housing allowance and education allowance.

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

Employment Agreements

     The Company previously maintained employment agreements with Mr. Lam and Ms. Chan. In connection with the Group Reorganization and Hong Kong Offering, both of those employment agreements were terminated on February 27, 1999 and the Company's subsidiary, Hang Fung Gold, entered into employment agreements with Mr. Lam, Ms. Chan and Ms. Ng Yee Mei.

     The Employment Agreement with Mr. Lam commenced October 1, 1998 and runs for a term of three years. The agreement provides for a monthly salary of HK$100,000 with annual adjustments based on review by the board of directors, not to exceed 15%. The agreement also provides for a guaranteed annual bonus equal to one month's salary and discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Mr. Lam is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, (iv) payment of maintenance, gas and parking costs for one automobile owned by Mr. Lam, (v) use of a company provided residence, including payment by Hang Fung Gold of all management and utility costs associated with such residence, with the monthly rental payable by Hang Fung Gold not to exceed HK$30,000, and (vi) an education allowance of up to HK$300,000 annually to pay for tuition of dependent children under the age of 18.

     The Employment Agreement with Ms. Chan commenced October 1, 1998 and runs for a term of three years. The agreement provides for a monthly salary of HK$30,000 with annual adjustments based on review by the board of directors, not to exceed 15%. The agreement also provides for a guaranteed annual bonus equal to one month's salary and discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Ms. Chan is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, and (iv) payment of maintenance, gas and parking costs for one automobile owned by Ms. Chan

     The Employment Agreement with Ms. Ng Yee Mei commenced October 1, 1998 and runs for a term of three years. The agreement provides for a monthly salary of HK$50,000 with annual adjustments based on review by the board of directors, not to exceed 15%. The agreement also provides for a guaranteed annual bonus equal to one month's salary and discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Ms. Ng Yee Mei is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, and (iv) payment of maintenance, gas and parking costs for one automobile owned by Ms. Ng Yee Mei

Provident Plan

     The Company's subsidiaries in Hong Kong have adopted a voluntary defined contribution provident plan (the "Plan") for its employees in Hong Kong. The Plan generally covers all employees of the Company's operating subsidiaries (excluding contract workers in the PRC) who have completed twelve months of service with the Company. Employees electing to participate in the Plan defer, in the form of a contribution to the Plan, an amount equal to five percent (5%) of their monthly salary and the Company makes a matching contribution on behalf of each participating employee. Participating employees are always fully vested with respect to contributions made by them to the Plan and earnings or increases thereon. Employees become vested in contributions made by the Company ratably over ten years.

Share Option Scheme

     The Company's subsidiary, Hang Fung Gold, adopted a Share Option Scheme pursuant to which the directors of Hang Fung Gold may grant options to Hang Fung Gold employees to purchase shares of common stock of Hang Fung Gold. Pursuant to the Share Option Scheme, options may be granted to purchase shares of Hang Fung Gold at a price determined by the directors, not less than 80% of the average closing price of the share quoted on the Stock Exchange for the five trading days immediately preceding the date of the option or the nominal value of the share of Hang Fung Gold whichever is higher, for a period of not more than 10 years. The total number of shares issuable pursuant to the Share Option Scheme may not exceed ten percent of the shares of Hang Fung Gold outstanding from time to time.

Compensation Report

     The Company does not presently maintain a Compensation Committee of its Board of Directors. The Board of Directors, acting under the guidance of the Company's Chairman and Chief Executive Officer, Mr. Lam, has historically fixed the compensation of executive officers. The salary of Mr. Lam, Ms. Chan and Ms. Ng Yee Mei was fixed pursuant to the terms of Employment Agreements between Hang Fung Gold and those officers entered in 1998.

     In fixing the compensation of Mr. Lam and other executive officers, the Board of Directors considered the following factors, among others: (1) from fiscal 1995 through fiscal 1999, the Company and its predecessor, the Hang Fung Group, was consistently profitable -- with revenues increasing 272% and net income increasing 126%, (2) the importance of attracting and retaining the highly skilled executive officers in the management team that has been responsible for such financial performance, (3) the efforts, skills and responsibilities of, and contributions made by, each such executive officer, and
(4) the competitiveness of the Company's compensation packages.

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

Performance Graph

     The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company compared to the returns of the S&P Smallcap 600 Index and of a peer group (the "Peer Group") consisting of DG Jewellery CDA Ltd. ("DGJ") and IWI Holding Limited ("IWI"). The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on March 24, 1997. The measurement period hereto commenced on March 31, 1997 and ended on March 31, 1999, the Company's 1999 fiscal year end date. The graph assumes that $100 was invested on March 31, 1997.

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

                                [OBJECT OMITTED]


                            March 31, 1997     March 31, 1998     March 31, 1999

S.W. Lam, Inc.                    100             21.62               55.60
S&P SmallCap 600 Index            100            136.90              111.30
Peer Group                        100             16.52               22.89

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock


     The following table is furnished as of March 31, 1999 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and Address of                                Number of Shares
Beneficial Owner (1)                              Beneficially Owned    Percent
--------------------                              ------------------   ---------
Good Day Holdings, Ltd (2)(3).....................     6,600,000  (2)    51.6%
Lam Mo Wan (3)....................................     1,800,000         14.1%
Chan Wai Sum (3)..................................     1,800,000         14.1%
Lam Sai Wing (2)..................................     6,600,000  (2)    51.6%
Carhill Limited (4)...............................       800,000          6.3%
Chan Yam Fai, Jane................................       300,000          2.3%
Ng Yee Mei........................................           -0-            -
Cheng Wa On.......................................           -0-            -
All officers and directors as a group (4 persons).     6,900,000  (2)    53.9%

---------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.
(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings.
(3) Address is Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg. No. 1 Hok Yuen Street East, Kowloon, Hong Kong.
(4)  Address is c/o Suite 4703,  Central Plaza, 18 Harbour Road,  Wanchai,  Hong
     Kong.

Preferred Stock

     Series A Preferred Stock. The following table is furnished as of March 31, 1999 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.

Name and Address of                         Number of Shares
Beneficial Owner (1)                        Beneficially Owned          Percent
--------------------                       --------------------        ---------
Good Day Holdings Ltd. (3)..................    100,000  (2)             100.0%
Lam Sai Wing................................    100,000  (2)             100.0%

---------------------
(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.
(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings, Ltd.
(3) Address is Unit 302-303A, 3rd Floor, Fu Hang Industrial Bldg., No. 1 Hok Yuen Street East, Kowloon, Hong Kong

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's predecessor and subsidiary, Hang Fung Group, has, from time to time entered into transactions with officers and directors of the Company and companies controlled by officers and directors of the Company.

     During the fiscal year ended March 31, 1998, the Hang Fung Group paid rental payments of $174,000 to Ms. Chan in connection with the lease of the Company's former principal executive offices in Hong Kong.

     During the fiscal year ended March 31, 1999, the Hang Fung Group paid rental payments of $20,916 to Mr. Lam in connection with the lease of a residential premises for Mr. Lam's residence.

     The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 1998, the Company owed Mr. Lam $1.0 million. At March 31, 1999, the Company owed Mr. Lam $0.4 million. All of such loans are unsecured, non-interest bearing and without pre-determined repayment terms.

     Mr. Lam and Ms. Chan personally guaranteed the existing banking facilities of the Hang Fung Group, pledged certain real estate as collateral to secure such banking facilities and guaranteed the repayment of the $10 million of Preferred Stock issued by Hang Fung Jewellery and held by Phenomenal pursuant to the terms of a Put Option.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 32 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits


   Exhibit
   Number                                    Description of Exhibit
  ---------                                 ------------------------


      2.1       Acquisition Agreement between S.W. Lam, Inc. and the shareholders of Hang
                Fung Jewellery Company Limited and Kai Hang Jewellery Company Limited (1)
      3.1       Articles of Incorporation (1)
      3.2       Bylaws (1)
      4.1       Certificate of Designation for Series A Preferred Stock (1)
     10.1++     Employment Agreement with Lam Sai Wing dated January 1, 1994 (1)
     10.2++     Employment Agreement with Chan Yam Fai, Jane dated January 1, 1994 (1)
     10.3       Sales Agency Agreement between Hang Fung Jewellery Co., Ltd. and China
                Jewellery Import & Export Co. (1)
     10.4       Agreement for Jewellery Assembling between Hang Fung Jewellery Co., Ltd.
                and China Jewellery Import & Export Co. (1)
     10.5       Sales Cooperation Agreement between Hang Fung Jewellery Co., Ltd. and
                China Jewellery Import & Export Co. (1)
     10.6       Confirmation Agreement between Hang Fung Jewellery Co., Ltd. and
                China Jewellery Import & Export Co. (1)
     10.7       Lease Agreement between Chan Yam Fai, Jane and Hang Fung Jewellery Co., Ltd.
                re: executive offices (1)
     10.8++     Supplementary Employment Contract with Lam Sai Wing and Lam Chan Yam Fai (2)
     10.9       Warrant Agreement with Phenomenal Limited (3)
     10.10      Convertible Note with Phenomenal Limited (3)
     10.11      Deed Amendment (3)
     10.12++*   Employment Agreement between Hang Fung Gold and Lam Sai Wing dated February 27, 1999
     10.13++*   Employment Agreement between Hang Fung Gold and Chan Yam Fai, Jane dated February 27, 1999
     10.14++*   Employment Agreement between Hang Fung Gold and Ng Yee Mei dated February 27, 1999
     27.1*      Financial Data Schedule

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     S.W. LAM, INC.


                                     By:/s/ Lam Sai Wing
                                        ----------------------------------
                                        Lam Sai Wing
                                        President and Chief Executive Officer

Dated:   August 12, 1999
               ----

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                Title                                        Date
   -----------              -------                                      ------

/s/ Lam Sai Wing
------------------------    President, Chief Executive Officer   August 12, 1999
Lam Sai Wing                (Principal Executive Officer) and
                            Chairman of the Board

/s/ Chan Yam Fai, Jane
------------------------    Vice President, Chief Financial      August 12, 1999
Chan Yam Fai, Jane          Officer (Principal Accounting
                            and Financial Officer) and Director
/s/ Ng Yee Mei
------------------------    Vice President and Director          August 12, 1999
Ng Yee Mei

/s/ Cheng Wa On
------------------------    Director                             August 12, 1999
Cheng Wa On

                                 S.W. LAM, INC.

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                          ------
Report of Independent Public Accountants................................    F-1

Consolidated Balance Sheets as of March 31, 1998 and 1999...............    F-2

Consolidated Statements of Operations for the Years ended March 31, 1997,
   1998 and 1999.........................................................   F-3

Consolidated Statements of Cash Flows for the Years ended March 31, 1997,
   1998 and 1999.........................................................   F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years
   ended March 31, 1997, 1998 and 1999...................................   F-5

Notes to Consolidated Financial Statements...............................   F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and the Board of Directors of S. W. Lam, Inc.:


We have audited the accompanying consolidated balance sheets of S. W. Lam, Inc. (incorporated in the State of Nevada, United States of America; "the Company") and Subsidiaries ("the Group") as of March 31, 1998 and 1999, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and Subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for the years ended March 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles in the United States of America.



/s/ Arthur Anderson & Co.

ARTHUR ANDERSEN & CO.
Certified Public Accountants
Hong Kong



Hong Kong,
August 12, 1999.

                                 S. W. LAM, INC.
                                ------------------

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1998 AND 1999
                         -------------------------------


                                           Note        1 9 9 8              1 9 9 9
                                         --------   ------------    ----------------------

ASSETS                                                 HK$'000       HK$'000      US$'000

Current assets:
Cash and bank deposits                               16,217          129,444       16,702
Accounts receivable, net                     5       79,421          121,328       15,655
Deposits and prepayments                     6        3,064            4,644          599
Inventories, net                             7      101,345          131,513       16,970
                                                   -----------    ------------  -------------

Total current assets                                 200,047         386,929       49,926

Property, machinery and equipment and
capital leases, net                          8       153,866         184,227       23,772
                                                   ------------   ------------  -------------

Total assets                                         353,913         571,156       73,698
                                                   ============   ============  =============

LIABILITIES AND SHAREHOLDERS'
         EQUITY

Current liabilities:
Short-term bank borrowings                   9       43,540          128,066       16,525
Long-term bank loans, current portion       10        2,273            2,812          363
Capital lease obligations, current          11        8,560            9,487        1,224
portion
Accounts payable                                     22,321           26,639        3,437
Accrued liabilities                         12        2,907            6,671          861
Convertible note                            13       77,500                -            -
Due to a director                           19        8,010            3,101          400
Dividend payable to a redeemable
preferred shareholder of a subsidiary                     -           14,328        1,849
Taxation payable                            14       44,005           58,605        7,562
                                                   ------------   ------------  -------------

Total current liabilities                            209,116         249,709       32,221

Long-term bank loans, non-current           10         9,217           8,390        1,083
portion
Capital lease obligations, non-current      11        14,979           7,727          997
portion
Deferred taxation                           14         9,945           9,945        1,283
                                                   ------------   ------------  -------------

Total liabilities                                    243,257         275,771       35,584
                                                   ------------   ------------  -------------

Minority interests                                         -         139,344       17,980
                                                   ------------   ------------  --------------

Shareholders' equity:
Common stock, par value US$0.001
(equivalent of approximately HK$0.008)
each:
-        authorized - 25,000,000
shares;
-        outstanding and fully paid -
12,800,000 shares                                        101             101          13
Preferred stock, par value US$0.001
(equivalent of approximately HK$0.008)
each:
-        authorized - 25,000,000
shares;
-        outstanding and fully paid -
Series A preferred stock - 100,000                        -                -           -
shares
Additional paid-in capital                            3,960            3,960         511
Retained earnings                                   106,595          151,980      19,610
                                                   ------------   ------------  -------------

Total shareholders' equity                         110,656           156,041      20,134
                                                   ------------   ------------  -------------

Total liabilities and shareholders'
equity                                             353,913           571,156      73,698
                                                   ============   ============  =============


   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                                 S. W. LAM, INC.
                                ------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                --------------------------------------------------


                                   Note      1 9 9 7      1 9 9 8              1 9 9 9
                                  ------   ----------  -------------   ------------------------
                                             HK$'000      HK$'000        HK$'000     US$'000

Revenues
Net sales                          20.a     285,144      449,236        658,790       85,005
Contract processing fees                     31,996       33,360         17,012        2,195
                                           ----------  -------------  ------------  ------------

Total revenues                              317,140      482,596        675,802       87,200

Cost of sales and services                 (232,249)    (365,249)      (504,391)     (65,083)
                                           ----------  -------------  ------------  ------------

Gross profit                                 84,891       117,347       171,411       22,117

Selling, general and
administrative expenses                     (27,232)      (53,540)      (83,508)      (10,776)
Interest expense                             (3,007)       (5,513)      (11,588)       (1,495)
Interest income                                   1         1,065         3,234           417
Other income (expenses), net                    (15)         (480)       (1,716)         (221)
Loss on reduction in equity
interest in a subsidiary            15            -            -         (2,100)         (271)
Expenses related to reverse
acquisition                                  (2,711)           -              -             -
                                           ----------  -------------  ------------  ------------

Income before income taxes
                                             51,927       58,879         75,733         9,771

Provision for income taxes          14      (16,475)      (9,963)       (14,747)       (1,902)
                                           ----------  -------------  ------------  ------------

Income before minority interests
                                             35,452       48,916         60,986         7,869

Minority interests                                -            -        (15,601)       (2,013)
                                           ----------  -------------  ------------  ------------

Net income and comprehensive
income
                                             35,452       48,916         45,385          5,856
                                           ==========  =============  ============  ============

Earnings per common stock                   HK$  3.20   HK$    3.82    HK$    3.55   US$   0.46
                                           ==========  =============  ============  ============

Weighted average number of
common stocks                              11,075,000    12,800,000     12,800,000    12,800,000
                                           ==========  ============= ==============  ===========


   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                                 S. W. LAM, INC.
                                -----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
               ---------------------------------------------------

                                             1 9 9 7        1 9 9 8                1 9 9 9
                                           ------------  ------------     ------------------------
                                             HK$'000        HK$'000        HK$'000        US$'000
Cash flows from operating activities:
Net income                                    35,452         48,916        45,385          5,856
Adjustments to reconcile net income to
net cash provided by operating
activities -
Depreciation of property, machinery
and equipment                                 8,035          23,147        39,109          5,046
Effect on exchange difference                     -               -          (200)           (25)
Loss on reduction in equity interest
in a subsidiary                                   -               -         2,100            271
Minority interests                                -               -        15,601          2,013

(Increase) Decrease in operating
assets -
Accounts receivable, net                    (16,407)        (39,851)      (41,907)        (5,407)
Deposits and prepayments                       (992)         (1,961)       (1,580)          (203)
Inventories, net                             (3,410)        (35,402)      (30,168)        (3,893)
Due from a director                           4,503           3,681             -              -
Increase (Decrease) in operating
liabilities -
Accounts payable                             2,062            9,773         4,318            557
Deposits from customers                    (23,361)          (9,107)            -              -
Accrued liabilities                          8,285              977         3,764            485
Due to a director                                -            8,014        (4,909)          (634)
Taxation payable                             5,433           (1,442)       14,600          1,884
Deferred taxation                            2,201            7,742             -              -
                                        --------------  --------------  ------------  --------------

Net cash provided by operating              21,801           14,487        46,113          5,950
activities
                                        --------------  --------------  ------------  --------------

Cash flows from investing activities:
Additions to property, machinery and
equipment                                 (37,315)         (122,109)      (69,470)        (8,965)
                                        --------------  --------------  ------------  --------------

Cash flows from financing activities:
Net proceeds from issuance of common        4,061                 -             -              -
stock
Net proceeds from issuance of                   -            77,500             -              -
convertible note
Cash proceeds received from minority            -                 -        58,671          7,570
interests
Increase (Decrease) in bank overdrafts       (597)             (434)        1,538            198
Increase in short-term bank loan                -                 -         2,000            258
Increase in trust receipts bank loans       5,704            26,342        80,988         10,450
New long-term bank loans                    5,983             2,155         2,000            258
Repayment of long-term bank loans          (4,007)           (2,193)       (2,288)          (295)
New capital lease obligations               6,750            29,644         2,234            288
Repayment of capital element of
capital lease obligations                  (3,565)           (9,881)       (8,559)        (1,104)
                                        --------------  -------------- -------------  ---------------

Net cash provided by financing             14,329           123,133       136,584         17,623
activities
                                        --------------  -------------- -------------  ---------------

Net (decrease) increase in cash and
bank deposits                              (1,185)           15,511       113,227         14,608

Cash and bank deposits, as of               1,891               706        16,217          2,094
beginning of year
                                       --------------   -------------  -------------  ---------------

Cash and bank deposits, as of end of         706            16,217        129,444         16,702
year
                                       ==============   =============  =============  ===============


   The accompanying notes are an integral part of these financial statements.


Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999 of US$1.00 = HK$7.75. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                                 S. W. LAM, INC.
                                -----------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999
          -------------------------------------------------------------


                             Common stock            Series A preferred stock
                      ----------------------------  ----------------------------
                        Number of                     Number of                     Additional      Retained
                         shares         Amount         shares         Amount        paid-in        earnings
                                                                                    capital
                      -------------  -------------  -------------  -------------  -------------  -------------
                          '000         HK$'000          '000         HK$'000        HK$'000        HK$'000


Balance as of
March 31, 1996          10,500             85            100            -              -            22,227

Effect of the
exchange                 1,500              8              -            -            (93)                -
reorganization

Issuance of common
stock                      800              8              -            -          7,742                 -

Common stock
issuance
expenditure                  -              -              -            -         (3,689)                -

Net income                   -              -              -            -              -            35,452
                      -----------   ------------   ------------  -------------  ------------    -----------

Balance as of
March 31, 1997          12,800            101            100            -          3,960            57,679

Net income                   -              -              -            -              -            48,916
                      -----------   ------------   ------------  -------------  ------------     -----------

Balance as of
March 31, 1998         12,800             101            100            -          3,960           106,595

Net income                  -               -              -            -              -            45,385
                      -----------   ------------   ------------  -------------  ------------     -----------

Balance as of
March 31, 1999         12,800             101            100            -          3,960           151,980
                      ===========   ============   ============  =============  ============     ===========




   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      (Amounts expressed in United States dollars unless otherwise stated)




1.   ORGANIZATION AND OPERATIONS
     ---------------------------

S. W. Lam, Inc. ("the Company"), formerly known as New Wine, Inc., was incorporated on April 12, 1994 in the State of Tennessee, United States of America. On October 10, 1996, the Company effected a change of domicile by reincorporating in the State of Nevada, United States of America, and changed its name from New Wine, Inc. to S. W. Lam, Inc.. On the same date, the Company effected a change in par value of each share of its common stock from US$0.01 per share to US$0.001 per share.

On December 31, 1996, the Company acquired 100% interest in Quality Prince Limited ("QPL"; a company incorporated in the British Virgin Islands) by issuing 10,500,000 shares of its common stock of par value US$0.001 each, and 100,000 shares of its Series A preferred stock of par value US$0.001 each, to the previous shareholders of QPL. QPL is an investment holding company which had acquired on December 19, 1996, 100% interest in the following companies:

                                                      Place of
               Name of company                     incorporation               Principal activities
----------------------------------------------   -------------------   --------------------------------------

Hang Fung Jewellery Company Limited ("HFJCL")    Hong Kong             Production and selling of jewellery
                                                                       products

Kai Hang Jewellery Company Limited ("KHJCL")     Hong Kong             Property holding

Macadam Profits Limited ("MPL")                  British Virgin        Investment holding
                                                 Islands

Priestgill Limited ("PL")                        British Virgin        Inactive
                                                 Islands

Soycue Limited ("SL")                            British Virgin        Inactive
                                                 Islands


Notes -

a. HFJCL took over the businesses previously undertaken by Hang Fung Jewellery Company ("HFJC") effective September 1995. HFJCL took over the business previously undertaken by SL effective April 1996.

b. Prior to December 19, 1996, HFJCL and KHJCL were jointly owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane. SL, MPL and PL were solely owned by Mr. Lam Sai Wing. HFJC was an unincorporated sole-proprietorship entity owned by Mr. Lam Sai Wing.

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

The Group's production activities in the PRC are mainly operated through a series of contract processing agreements with China National Pearl, Diamond, Gem and Jewellery Import and Export Corporation ("CNPIEC"), Tai Yuan Jewellery Crafts Factory ("TYJCF") and Shenzhen Jia Yi Jewellery Co., Ltd. ("SJYJC"), which are among the few entities authorized to engage in the production and trading of gold and silver products in the PRC. The key transactions with CNPIEC, TYJCF and SJYJC were as follows:

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

     b. On April 30, 1996, HFJCL entered into a contract processing agreement with TYJCF, pursuant to which HFJCL operates a plant in Tai Yuan Province, the PRC, ("the Tai Yuan Plant") to produce jewellery products. The Tai Yuan Plant also provides contract processing services to PRC customers at the instruction and on behalf of TYJCF. The agreement expires on April 29, 2006.

     c. Pursuant to the aforesaid agreements, CNPIEC and TYJCF have agreed to undertake and pay for all of HFJCL's PRC tax liabilities, including value-added tax and other related charges, if any, relating to HFJCL's operations under the above-mentioned activities.

     d. HFJCL also entered into a contract processing agreement with SJYJC for the production of gold and silver products in Shenzhen, the PRC. The agreement with SJYJC expires on December 31, 1999.

     e. On July 22, 1999, HFJCL entered into an agreement with Shenzhen Jin Shen Jewellery Company Limited ("SJSJCL"). Pursuant to the agreement, SJSJCL is responsible to handle all the customs and transportation procedures in relation to import and export of machinery, materials and products of HFJCL.

     f. Other transactions with the above-named parties include:

                                      1 9 9 7      1 9 9 8         1 9 9 9
                                    ------------  ----------- ------------------
                                      HK$'000      HK$'000    HK$'000    US$'000

          Management fees paid to
          -        CNPIEC                419          217      1,084        140
                                      =======      =======    =======    =======

     ---------------------------

On December 4, 1997, Hang Fung Gold Technology Limited ("HFGTL") was incorporated and became a wholly owned subsidiary of the Company. On February 27, 1999, HFGTL became the holding company of the subsidiaries of the Company, except for QPL, pursuant to a group reorganization scheme which included exchanges of shares. Since HFGTL and the subsidiaries of the Company were owned by the same shareholders immediately before and after the reorganization, it has been accounted as a reorganization of entities under common control similar to a pooling of interest.

On March 16, 1999, HFGTL was listed on The Stock Exchange of Hong Kong Limited. Under the relevant US rules, public announcements by HFGTL in Hong Kong, which may include information on the HFGTL's earnings and other financial information, may give rise to an obligation on the part of the Company to make simultaneous announcements in the US.



2.   BASIS OF PRESENTATION
     ---------------------
The acquisition of QPL by the Company on December 31, 1996 was treated as a reverse acquisition since QPL is the continuing entity as a result of the exchange reorganization. On this basis, the historical financial statements prior to December 31, 1996 represent the consolidated financial statements of QPL and its subsidiaries. The historical shareholders' equity accounts of the Company represented 10,500,000 shares of common stock of par value of US$0.001 each (equivalent to approximately HK$0.008 each) and 100,000 shares of Series A preferred stock of par value US$0.001 each (equivalent to approximately HK$0.008 each) which were issued in connection with the acquisition. The original 1,500,000 shares of common stock of par value US$0.001 each (equivalent to approximately HK$0.008 each) outstanding prior to the exchange reorganization have been reflected as an addition in the historical shareholders' equity accounts of the Company on December 31, 1996.

The acquisitions of HFJCL, KHJCL, MPL, PL and SL by QPL on December 19, 1996 have been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as the shareholders and management control of HFJCL, KHJCL, MPL, PL, SL and QPL are the same before and after the acquisition.

On December 4, 1997, HFGTL was incorporated and became a wholly owned subsidiary of the Company. On February 27, 1999, HFGTL became the holding company of the subsidiaries of the Company, except for QPL, pursuant to a group reorganization scheme. The reorganization has been accounted as a reorganization of entities under common control similar to a pooling of interest.

3.   SUBSIDIARIES
     ------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 1999 were as follows:

                                               Place of           Percentage of
                                            incorporation/       equity interest      Principal
                   Name                       operations              held            activities
--------------------------------------   --------------------  ------------------  ---------------

Quality Prince Limited                      British Virgin            100%        Investment holding
                                                Islands

Hang Fung Gold Technology Limited               Bermuda              53.145%      Investment
                                                                                  holding

Hang Fung Jewellery Company Limited            Hong Kong             53.145%      Production and
                                                                                  selling of
                                                                                  jewellery
                                                                                  products;
                                                                                  provision of
                                                                                  contract process
                                                                                  services

Hang Fung Jewellery (Shenzhen) Co., Ltd.        The PRC              53.145%      Processing of
                                                                                  jewellery products

Kai Hang Jewellery Company Limited             Hong Kong             53.145%      Property holding


Macadam Profits Limited                     British Virgin           53.145%      Investment holding
                                                Islands

Soycue Limited                              British Virgin           53.145%      Inactive
                                                Islands

There is no restriction on the distribution of the subsidiaries' retained earnings.

On September 29, 1998, Quality Prince Limited transferred to Mr. Lam Chi Ming, an independent third party not connected with the directors, chief executives or substantial shareholders of the Company or any of its subsidiaries, or any of their respective associates its interest in one share of US$1 (equivalent to approximately HK$8) in Priestgill Limited at a cash consideration of US$1 (equivalent to approximately HK$8).


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------------------

a.   Basis of consolidation
     ----------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intra-group transactions and balances have been eliminated on consolidation.

     ------------------------------------------

b.   Inventories
     -----------
Inventories are stated at the lower of cost, on a first-in, first-out basis, and market value. Costs of work-in-progress and finished goods include direct materials, direct labour and an attributable portion of production overheads.

c.   Property, machinery and equipment and capital leases
     ----------------------------------------------------
Property, machinery and equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows: leasehold land - 50 years, building - 20 years, machinery and equipment - 5 to 10 years, motor vehicles - 5 years, and furniture, fixtures and office equipment - 5 years. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

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

     -------------------------------------------

f.   Leases
     ------
Capital leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under capital leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest expenses, which represent the difference between the minimum payments at the inception of the finance leases and the corresponding fair value of the assets acquired, are allocated to accounting periods over the period of the leases to produce a constant rate of charge on the outstanding balances.

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

g.   Comprehensive income
     --------------------
The Company has adopted Statement of Financial Accounting Standard No. 130, which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no impact on the Company's consolidated financial position, results of operations or cash flows, although the presentation of certain items has changed. The Company does not have any other comprehensive income.

h.   Foreign currency translation
     ----------------------------
The Company considers Hong Kong dollars as its functional currency as a substantial portion of the Group's business activities is based in Hong Kong dollars.

The gains or losses, if any, resulting from translation are included in shareholders' equity separately as cumulative translation adjustments. Aggregate gains (losses) from foreign currency transactions included in the results of operations for the years ended March 31, 1997, 1998 and 1999 were approximately HK$192,000, HK$(12,000) and HK$149,000, respectively.

     ------------------------------------------

i.   Earnings per common stock
     -------------------------
Basic earnings per common stock is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years, as if the Company had acquired the 100% interest in QPL as of the beginning of years as a recapitalization of QPL with QPL as the acquirer; and with HFGTL as the holding company of the subsidiaries as of the beginning of years (see Note 2). The weighted average number of shares used to compute basic earnings per common stock was 11,075,000 12,800,000 and 12,800,000 for the years ended March 31, 1997, 1998 and 1999, respectively.

No diluted earnings per common stock is computed as the exercise price of the warrant was higher than the average market price of common stock during the year.

j.   Use of estimates
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

k.   Fair value of financial instruments
     -----------------------------------
All financial instruments of the Group are carried at cost, which approximate their fair values.



5.   ACCOUNTS RECEIVABLE
     --------------------
Accounts receivable comprised:

                                           1 9 9 8                1 9 9 9
                                         ------------     ----------------------
                                           HK$'000         HK$'000      US$'000

Trade receivables                           82,947         127,354       16,433
Less: Allowance for bad and doubtful
accounts                                    (3,526)         (6,026)       (778)
                                         ------------     -----------  ---------

Accounts receivable, net                    79,421         121,328       15,655
                                         ============     ===========  =========

6.   DEPOSITS AND PREPAYMENTS
     ------------------------
Deposits and prepayments comprised:

                                      1 9 9 8                 1 9 9 9
                                   --------------     --------------------------
                                      HK$'000         HK$'000            US$'000

Rental and utility deposits             620              513                66
Prepayments                           1,079              219                28
Temporary payment                         -            3,709               479
Others                                1,365              203                26
                                   -------------     -----------     -----------

                                      3,064            4,644              599
                                   =============     ===========     ===========



7.   INVENTORIES
     -----------
Inventories comprised:

                                          1 9 9 8               1 9 9 9
                                       -------------     -----------------------
                                          HK$'000        HK$'000         US$'000

Raw materials                             33,875          58,734          7,579
Finished goods                            67,470          74,779          9,649
                                       ------------     -----------     --------

                                         101,345         133,513         17,228

Less: Allowance for obsolete and
slow-moving inventories                        -          (2,000)          (258)
                                       ------------     -----------     --------

Inventories, net                         101,345         131,513         16,970
                                       ============     ===========     ========

As of March 31, 1998 and 1999, inventories of approximately HK$40,554,000 and HK$121,542,000, respectively, were held under trust receipts bank loans.

8.   PROPERTY, MACHINERY AND EQUIPMENT AND CAPITAL LEASES

Property, machinery and equipment and capital leases comprised:

                                             1 9 9 8              1 9 9 9
                                           ------------   ----------------------
                                             HK$'000       HK$'000     US$'000
Property, machinery and equipment:
Leasehold land and building                  1,973          1,973         255
Machinery and equipment                    133,596        186,081      24,010
Motor vehicles                                 920            920         119
Furniture, fixtures and office equipment
                                            23,170         39,540       5,102

Capital leases:
Machinery and equipment                     37,563         38,178       4,926
                                           ------------ -----------  -----------

Cost                                       197,222        266,692      34,412

Less: Accumulated depreciation
Property, machinery and equipment
                                           (34,027)       (65,501)     (8,451)
Capital leases                              (9,329)       (16,964)     (2,189)
                                           ------------ -----------  -----------

Property, machinery and equipment and
capital leases, net
                                           153,866        184,227      23,772
                                           ============ ===========  ===========

As of March 31, 1998 and 1999, all of the Group's leasehold land and building was situated in Hong Kong and were held under a long-term lease.

As of March 31, 1998 and 1999, leasehold land and building with a net book value of approximately HK$1,973,000 and HK$1,973,000, respectively, were mortgaged and machinery and equipment with a net book value of approximately HK$1,923,000 and HK$1,395,000, respectively, were pledged as collateral of certain of the Group's banking facilities.



9.   SHORT-TERM BANK BORROWINGS
     --------------------------
Short-term bank borrowings comprised :

                                    1 9 9 8                     1 9 9 9
                               ------------------  -----------------------------
                                    HK$'000         HK$'000             US$'000

Bank overdraft                       2,986             4,524             584
Short-term bank loan                     -             2,000             258
Trust receipts bank loans           40,554           121,542          15,683
                                  ------------     ------------       ----------

                                    43,540           128,066          16,525
                                  ============     ============       ==========

Short-term bank borrowings were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate to prime lending rate plus 3.50%, which ranged from 9.25% to 12.25% per annum as of March 31, 1998 and 8.75% to 12.25% per annum as of March 31, 1999. Short-term bank borrowings are collaterized by mortgages over the Group's leasehold land and building and pledges of certain of the Group's machinery and equipment (see Note 8), mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing, Ms. Chan Yam Fai, Jane and Ms. Ng Yee Mei, directors of the Company, and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane.

Supplemental information with respect to short-term bank borrowings for the years ended March 31, 1998 and 1999 is as follows:


                                Maximum amount       Average amount         Weighted            Weighted
                                 outstanding          outstanding           average             average
                                during the year     during the year      interest rate       interest rate
                                                                               at           during the year
                                                                        the end of year
                               ------------------   -----------------   -----------------   -----------------
                                    HK$'000             HK$'000


Year ended March 31,
         1998

Bank overdrafts                       4,007                3,216               9.73%               11.87%
                               ==================   =================   =================   =================

Short-term bank loan                      -                    -                  -                   -
                               ==================   =================   =================   =================

Trust receipts bank loans            41,959               32,504              10.87%              10.08%
                               ==================   =================   =================   =================

Year ended March 31,
         1999

Bank overdrafts                      9,800                8,713               10.93%              11.73%
                               ==================   =================   =================   =================

Short-term bank loan                 2,000                  667                8.75%               8.81%
                               ==================   =================   =================   =================

Trust receipts bank loans          123,500               80,914                9.33%               10.12%
                               ==================   =================   =================   =================


10.  LONG-TERM BANK LOANS

Long-term bank loans were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate plus 0.25% to 3.50%, which ranged from 10.5% to 11.75% per annum as of March 31, 1998 and 9% to 11.5% per annum as of March 31, 1999. Long-term bank loans are collaterized by mortgages over the Group's leasehold land and building and pledges of certain of the Group's machinery and equipment (see Note 8), mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing, Ms. Chan Yam Fai, Jane and Ms. Ng Yee Mei, directors of the Company and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane.

     --------------------
Aggregate maturities of long-term bank loans are as follows:

                                        1 9 9 8              1 9 9 9
                                     -------------  --------------------------
                                        HK$'000       HK$'000        US$'000

Payable during the following periods:
-        Within one year                  2,273        2,812           363
-        Over one year but not
exceeding two years                       1,952        2,137           276
-        Over two years but not
exceeding three years                     898          1,043           135
-        Over three years but not
exceeding four years                      1,022        1,153           149
-        Over four years but not
exceeding five years                      1,146        1,274           164
-        Over five years                  4,199        2,783           359
                                     -------------  -------------  ------------

Total bank loans                          11,490       11,202          1,446

Less: Current portion                     (2,273)      (2,812)         (363)
                                     -------------  -------------  ------------

Non-current portion                       9,217        8,390           1,083
                                     =============  =============  ============



11.  CAPITAL LEASE OBLIGATIONS
     -------------------------
Future minimum lease payments under the capital leases, together with the present value of the minimum lease payments, were:

                                          1 9 9 8                 1 9 9 9
                                       -------------     -----------------------
                                          HK$'000         HK$'000       US$'000

Payable during the following periods:
-        Within one year                  10,716           10,780        1,391
-        Over one year but not
exceeding two years                        9,941            7,477         965
-        Over two years but not
exceeding three years                      6,432            693           89
                                       ------------     -----------   ----------

Total minimum lease payments              27,089           18,950        2,445
Less: Amount representing future
interest                                  (3,550)          (1,736)       (224)
                                       ------------     -----------   ----------

Present value of minimum lease payments
                                          23,539           17,214        2,221
Less: Current portion                     (8,560)          (9,487)       (1,224)
                                       ------------     -----------   ----------

Non-current portion                       14,979           7,727         997
                                       ============     ===========   ==========

12.  ACCRUED LIABILITIES
     -------------------
Accrued liabilities comprised:

                                         1 9 9 8                   1 9 9 9
                                      --------------     -----------------------
                                         HK$'000           HK$'000       US$'000

Accruals for operating expenses:
-        Audit fee                         660               680             88
-        Workers' wages and bonus        2,092             2,716            350
-        Management bonus                    -             3,100            400
-        Rental expenses                   155               150             19
-        Others                              -                25              4
                                       -----------      ----------- ------------

                                         2,907             6,671            861
                                       ===========      =========== ============




13.  CONVERTIBLE NOTE
     ----------------
On May 20, 1997, the Company and its wholly owned subsidiary, QPL, entered into an agreement with Phenomenal Limited, an independent third party, under which QPL issued a convertible note ("the Note") of US$10,000,000 (equivalent to approximately HK$77,500,000) to Phenomenal Limited at face value. The Note bore interest at 3% per month, and was repayable in a lump sum payment on March 20, 1998. As one of the conditions for the lending, the Company issued a non-detachable warrant ("the Warrant") to Phenomenal Limited to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of US$2.19 (equivalent to approximately HK$16.97) per share. The Note was secured by personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane and the 53.9% equity interest in the Company owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane. In accordance with the term of the agreement, the Warrant expired on May 31, 1998.

On June 4, 1998, Phenomenal Limited agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the
Note) to June 4, 1998. Also, the Group and Phenomenal Limited agreed to restructure and capitalize the Note into redeemable preferred stocks of HFJCL, another wholly owned subsidiary of the Company. As a result, on June 30, 1998, HFJCL issued 5,263,788 shares of redeemable preferred stock of US$0.01
(equivalent to approximately HK$0.08) each ("the Preferred Stock") at approximately US$1.90 (equivalent to approximately HK$14.73) per share to Phenomenal Limited in replacement of the Note. Under the revised agreement, Phenomenal Limited is required to convert its interest in the Preferred Stock to common stocks of Hang Fung Gold Technology Limited, a subsidiary of the Company, upon satisfaction of certain conditions. Alternatively, Phenomenal Limited has an option to require HFJCL to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or requires Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company to purchase the Preferred Stock held by Phenomenal Limited in case HFJCL defaults in redeeming the Preferred Stock.

On February 27, 1999, the Preferred Stock were redeemed by HFJCL and the redeemed amount of US$10,000,000 (equivalent to approximately HK$77,500,000) was applied by Phenomenal Limited towards the subscription of 582,800 shares of common stock of Hang Fung Gold Technology Limited, according to the revised agreement. Redeemable Preferred Stock dividend of HK$14,328,000 is payable to Phenomenal Limited.

14.  PROVISION FOR INCOME TAXES

The provision for income taxes consisted of the following:


                                       1 9 9 7          1 9 9 8              1 9 9 9
                                   --------------   --------------  --------------------------
                                       HK$'000          HK$'000       HK$'000       US$'000

Current tax
-        Hong Kong profits tax         5,388            2,212         13,000         1,677
-        PRC business tax and
enterprise income tax                  8,893            6,477          4,253          548

Less: overprovision of PRC
business tax and enterprise income
tax in prior years
                                          -            (6,477)        (2,506)        (323)

Deferred tax                          2,194             7,751              -            -
                                    ------------   -------------    -----------   ----------

                                     16,475            9,963          14,747         1,902
                                    ============   =============    ===========   ==========

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. Subsidiaries with business operations in Hong Kong are subject to Hong Kong profits tax at a rate of 16.5% and 16% for the year ended March 31, 1998 and 1999, respectively. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Bermuda subsidiary is incorporated under the Companies Act 1981 of Bermuda (as amended) as an exempted company and, accordingly, is exempted from payment of Bermuda income taxes until 2016.

The reconciliation of the Hong Kong statutory tax rate to the effective income tax rate based on the income before income taxes as stated in the consolidated statements of operations is as follows:

                                        1 9 9 7      1 9 9 8      1 9 9 9
                                      -----------   ----------   ------------

Hong Kong statutory income tax rate      16.5%        16.5%        16.0%

General provision on tax charged in
foreign jurisdiction                     15.2%         0.4%         3.5%
                                      -----------   ----------   ------------

Effective income tax rate                31.7%        16.9%        19.5%
                                      ===========   ==========   ============

Components of deferred tax balances as of March 31, 1998 and 1999 are as follows:

                                          1 9 9 8               1 9 9 9
                                       -------------    ------------------------
                                          HK$'000       HK$'000         US$'000

Tax effect of accumulated difference
between taxation allowance and
depreciation expenses
                                            9,945          9,945          1,283
                                       ============    ============ ============

     --------------------------
The retained earnings of the foreign subsidiaries would be subject to additional taxation if distributed. In the opinion of the Directors these retained earnings are, at the present time, required to finance the continuing operation of the subsidiaries and, accordingly, no provision for additional taxation has been made.

15.  LOSS ON REDUCTION IN EQUITY INTEREST IN A SUBSIDIARY
     ----------------------------------------------------
On February 27, 1999, HFJCL, a subsidiary of the company, redeemed its redeemable preferred stocks and Phenomenal Limited, the redeemable preferred stock holder applied the redeemed proceeds, US$10,000,000 to subscribe for 582,800 shares of common stock of HFGTL, a then wholly owned subsidiary of the Company, at US$17.16 each. On March 9, 1999, HFGTL, sold 78,750,000 common stock at HK$0.9 in a public offering, receiving a net cash proceeds of HK$58,671,000, after deducting the common stock issuance expenditure. Immediately after the public offering, HFGTL capitalised share premium of approximately HK$23,425,000 for the issuance of 234,250,000 shares on a pro rata basis of the shareholders of HFGTL before the public offering. Thus, after the share subscription and the capitalization, Phenomenal Limited holds 68,843,250 shares of HFGTL. These equity transactions resulting in a dilution of the Company's effective percentage of shareholding of HFGTL from 100% to 53.145%. The loss resulting from reduction of the Company's equity interest in HFGTL of approximately HK$2,100,000 was charged to the consolidated statements of operations for the year ended March 31,1999.

16.  COMMITMENTS
     -----------
a.   Capital commitments
     -------------------
As of March 31, 1998 and 1999, the Group had capital commitments for acquisition
of  machinery  and  equipment   amounting  to   approximately   HK$602,000   and
HK$1,535,000, respectively.

b.   Operating lease commitments
     ---------------------------
The Group has various operating lease agreements for staff quarters, factory premises, warehouses and motor vehicles under non-cancellable operating leases which extend to February 2003. Rental expenses for the years ended March 31, 1997, 1998 and 1999 were approximately HK$2,207,000, HK$4,745,000 and
HK$4,523,000, respectively. As of March 31, 1998 and 1999, future rental payments under agreements classified as operating leases with non-cancellable terms are as follows:

     -----------
b.   Operating lease commitments (Cont'd)
     ---------------------------

                                                      1 9 9 8               1 9 9 9
                                                    -------------  ---------------------------
                                                      HK$'000       HK$'000           US$'000

          Payable during the following periods:
          -        Within one year                     2,720         2,951              381
           -       Over one year but not exceeding
          two years                                       54         2,229              288
           -       Over two years but not exceeding
          three years                                     54           504               65
           -       Over three years but not
          exceeding four years                            54           495               64
           -       Over four years but not exceeding
          five years                                      31           448               57
           -       More than five years                    -         1,163              150
                                                    ------------  ------------     ------------

                                                       2,913         7,790            1,005
                                                    ============  ============     ============


17.  RETIREMENT PLAN
     ---------------
The Group's employees in the PRC are all employed on a contractual basis and consequently the Group has no obligation for pension liabilities of these employees.

The employees of the Group's operation in Hong Kong after completing twelve month's service may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and the employees make monthly contributions to the scheme of 5% of the employees' basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1997, 1998 and 1999 was approximately HK$76,000, HK$145,000 and HK$93,000, respectively.

As at March 31, 1999, certain employees of the Group have completed the required number of years of service under the Hong Kong Employment Ordinance ("the Ordinance") to be eligible for long service payments on termination of their employment. The Group is only liable to make such payments when the termination meets the required circumstances specified in the Ordinance. If the termination of employment of all these employees meets the circumstances required by the Ordinance, the Group's liability, after deduction of the pension fund liabilities, as at March 31, 1999 would be as follows:

                                        1 9 9 8                  1 9 9 9
                                     -------------     -------------------------
                                        HK$'000          HK$'000        US$'000

Amount provided for in the financial
statements                                145              184            24
Amount not provided for in the
financial statements                      159              231            30
                                     -------------     ------------  -----------

                                          304              415            54
                                     =============     ============  ===========

18.  BANKING FACILITIES

As of March 31, 1998 and 1999, the Group had aggregate banking facilities of approximately HK$96,471,000 and HK$184,807,000, respectively, from several banks for bank overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately HK$19,964,000 and HK$27,926,000, respectively. These facilities were secured by:

i. pledge of machinery and equipment with a net book value of approximately HK$1,923,000 and HK$1,395,000 as of March 31, 1998 and 1999, respectively;

ii. mortgage over the Group's leasehold land and building with a net book value of approximately HK$1,973,000 and HK$1,973,000 as of March 31, 1998 and 1999, respectively;

iii. the Group's stocks held under trust receipts bank loans;

iv. pledges of the Group's bank deposits of HK$10,000,000 and HK$60,150,000 as of March 31, 1998 and 1999, respectively;

v. mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing, Ms. Chan Yam Fai, Jane and Ms. Ng Yee Mei, directors of the Company;

vi. personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane; and

vii. corporate guarantee provided by the Company.



19.  RELATED PARTY TRANSACTIONS
     --------------------------
a.   The Group entered into the following transactions with related parties:


                                               1 9 9 7       1 9 9 8               1 9 9 9
                                             -----------   -----------   -----------------------
                                               HK$'000       HK$'000       HK$'000      US$'000

          Rental paid to Ms. Chan Yam
          Fai, Jane                              1,350        1,350            -            -

          Rental paid to Mr. Lam Sai Wing
                                                     -            -          162           21
                                             ===========   ===========   ===========  ==========


b.   The Group had the following outstanding balances with a director:

                                           1 9 9 8                 1 9 9 9
                                        -------------    -----------------------
                                           HK$'000        HK$'000       US$'000

          Due to a director
          -        Mr. Lam Sai Wing        (8,010)        (3,101)         (400)
                                        ==============   ==========    =========

The balances due to a director were unsecured, non-interest bearing and without pre-determined repayment terms.

     --------------------------
c. The Group's banking facilities were secured by, among others, mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing, Ms. Chan Yam Fai, Jane and Ms. Ng Yee Mei and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane.

20.  SEGMENT INFORMATION
     -------------------
a.   Revenue


                                               1 9 9 7          1 9 9 8                1 9 9 9
                                            -------------    -------------   ---------------------------
                                               HK$'000          HK$'000        HK$'000          US$'000


          Sales of jewellery products to
          customers in
          -        Hong Kong                  120,989           80,058         54,929           7,088
          -        PRC                         62,252           77,527        122,659          15,827
          -        Middle East (export
          sales)                               44,461           72,161        108,086          13,947
          -        South East Asia
          (export sales)                       35,684           94,739        128,352          16,562
          -        Europe (export sales)       11,657           45,614        136,880          17,661
          -        United States of
          America (export sales)
                                               10,101           79,137        107,884          13,920
                                            ------------    -------------  -------------    ------------

                                              285,144          449,236        658,790          85,005
                                            ============    =============  =============    ============

          Contract processing fees
          -        PRC                         31,996           33,360        17,012           2,195
                                            ============    =============  =============    ============


b.   Operating profit *

                                 1 9 9 7      1 9 9 8             1 9 9 9
                               ----------   -----------   ----------------------
                                 HK$'000      HK$'000      HK$'000      US$'000

          Hong Kong operation    18,667       27,103        69,943       9,024

          The PRC operation      38,992       36,704        17,960       2,317
                               ----------   ----------    ----------   ---------

          Total                  57,659       63,807        87,903      11,341
                               ==========   ==========    ==========   =========

*    Operating  profit  represents  gross  profit  less  selling,   general  and
     administrative expenses.

     -------------------
c.   Identifiable assets
     -------------------
                                     1 9 9 8                 1 9 9 9
                                   ------------    -------------------------
                                     HK$'000        HK$'000          US$'000

          Hong Kong operation        272,783        417,179          53,830
          The PRC operation           81,130        153,977          19,868
                                   ------------    ----------    -----------

          Total                      353,913        571,156          73,698
                                   ============    ==========    ===========

d.   Major customers
     ---------------
Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                           1 9 9 7       1 9 9 8       1 9 9 9
                                         ------------   -----------   ----------

          Chow Tai Fook Jewellery Co.,
          Ltd.                              12.3%          5.9%         2.0%
          World Commercial Sales Co.
          Ltd.                               6.4%          2.3%         0.9%
          Sam Ming Tong Jewellery Co.,
          Ltd.                               3.0%          5.5%         4.9%
                                        ==============  ===========   ==========



21.  OPERATING RISKS
     ---------------
a.   Country risk
     ------------
The Group's operations are conducted in Hong Kong and the PRC. Accordingly, the Group's business, financial position and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

Effective from July 1, 1997, sovereignty over Hong Kong was transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC. As provided in the Basic Law of the Hong Kong, Hong Kong will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Group's management does not believe that the transfer of sovereignty over Hong Kong had an adverse impact on the Group's financial and operating environment. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

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

     ---------------
b.   Dependence on strategic relationship
     ------------------------------------
Gold and silver products are restricted commodities in the PRC and special authorization is required for production and trading of gold and silver products in the PRC. The PRC government has only granted a few licences to PRC enterprises to produce and trade gold and silver products in the PRC. The
Group's present operations in the PRC are conducted through various contract processing agreements with those PRC enterprises as described in Note 1. Any changes in any of these strategic relationships could have a material adverse effect on the revenue and profitability of the Group and could potentially limit the Group's ability to continue to conduct business in the PRC.

c.   Concentration of credit risk
     ----------------------------
Concentration of accounts receivable as of March 31, 1998 and 1999 is as follows:

                                               1 9 9 8      1 9 9 9
                                              ---------    ----------

          Five largest accounts receivable      30.1%        18.5%
                                              =========    ==========

The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

d.   Dependence on a limited number of suppliers
     -------------------------------------------
The  Group   purchases  raw  materials  from  a  limited  number  of  suppliers.
Concentration on the Group's suppliers for the years ended March 31, 1997, 1998 and 1999 is as follows:

                                               1 9 9 7     1 9 9 8       1 9 9 9
                                              ----------  -----------  ---------
       Purchases from five largest suppliers
                                                81.7%       66.2%          77.0%
                                              ==========  ===========  =========


22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     -------------------------------------------------
a.   Cash paid for interest and income taxes are as follows:

                           1 9 9 7       1 9 9 8                 1 9 9 9
                         -----------  ------------      ------------------------
                           HK$'000       HK$'000         HK$'000        US$'000

          Interest paid      3,007         5,513           11,588         1,495
                         ===========  ============      ==========     =========

          Income taxes           -         3,664              147            19
                         ===========  ============      ==========     =========

b.   Cash received for interest income are as follows:

                                    1 9 9 7      1 9 9 8            1 9 9 9
                                  -----------  ----------- ---------------------
                                    HK$'000      HK$'000    HK$'000     US$'000

          Interest received            1          1,065      3,234         417
                                  ===========  =========== ========== ==========

     ------------------------------------------------
c.   Non-cash investing activities

     i. During the years ended March 31, 1997, 1998 and 1999, capital lease obligations of approximately HK$6,750,000, HK$29,644,000 and HK$2,234,000, respectively, were incurred to finance the Group's additions of new machinery and equipment.

     ii. As described in Note 13, on May 20, 1997, the Company and its wholly owned subsidiary, QPL, entered into an agreement with Phenomenal Limited, an independent third party, under which QPL issued a convertible note ("the Note") of US$10,000,000 to Phenomenal Limited at face value. On June 4, 1998, the Company and Phenomenal Limited agreed to restructure and capitalize the Note into redeemable preferred stocks of HFJCL, a wholly owned subsidiary of the Company. As a result, on June 30, 1998, HFJCL issued to Phenomenal Limited 5,263,788 shares of redeemable preferred stocks of US$0.01 each at a consideration of US$10,000,000, by using the cash proceeds of the convertible note. On February 27, 1999, pursuant to the group reorganization for the listing on The Stock Exchange of Hong Kong Limited of HFGTL, the redeemable preferred stocks were redeemed at US$10,000,000 and Phenomenal Limited used the redemption proceeds to subscribe for 582,800 common stock of HFGTL.



23.  OTHER SUPPLEMENTAL INFORMATION
     ------------------------------

                                             1 9 9 7           1 9 9 8                   1 9 9 9
                                         ----------------  ----------------  -------------------------------
                                             HK$'000           HK$'000          HK$'000        US$'000

Depreciation of property, machinery
and equipment
-        owned assets                         6,451             15,634         31,474           4,061
-        assets held under capital            1,584              7,513          7,635             985
leases

Allowance for doubtful accounts                  -                  -           2,500             323

Allowance for obsolete and slow-moving
inventories                                      -                  -           2,000             258

Interest expenses for
-        bank overdrafts and loans           2,727              4,475           9,585           1,237
-        capital lease obligations             280              1,038           2,003             258

Operating lease rentals for
-        premises                            2,207              4,745           4,443             573
-        machinery & equipment                   -                  -              80              10

Repairs and maintenance expenses               357                667             721              93

Rental income                                  105                 55             101              13

Net foreign exchange gain (loss)               192                (12)            149              19

Interest income from bank deposits               1              1,065           3,234             417
                                           =============    =============    ============    ==============
