Form 10-Q
period 1999-06-30
LAM SW INC
filed 1999-09-24
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                          62-1563911
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
            ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)


            --------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of June 30, 1999, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES
                         -------------------------------
                                      INDEX



                                                                         Page
                                                                         Number
                                                                       ---------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets - March 31, 1999 and
            June 30, 1999 ..............................................    1

            Consolidated Statements of Operations - For the three
            months ended June 30, 1998 and June 30, 1999................    2

            Consolidated Statements of Cash Flows - For the three
            months ended June 30, 1998 and June 30, 1999................    3

            Notes to Consolidated Financial Statements..................    4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   5

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...............................  8

SIGNATURES.................................................................  9

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                           March 31,    June 30,
ASSETS                                                      1999          1999
                                                          -----------  ---------

Current assets:
  Cash and cash equivalents                                $ 16,702    $ 16,087
  Accounts receivable, net                                   15,655      17,241
  Inventory                                                  16,970      19,956
  Prepayments and other current assets                          599       1,200
                                                            -------    --------
     Total current assets                                    49,926      54,484

Property, plant and equipment, and capital leases, net       23,772      24,227
                                                            -------    --------
     Total assets                                           $73,698     $78,711
                                                            =======    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                               $ 16,525    $ 19,336
  Long-term bank loans, current portion                         363         358
  Capital lease obligations, current portion                  1,224       1,386
  Accounts payable                                            3,437       3,027
  Accrued liabilities                                           861       1,211
  Dividend payable                                            1,849         971
  Income tax payable                                          7,562       8,099
  Due to director                                               400         400
                                                            -------    --------
     Total current liabilities                               32,221      34,788

Long-term bank loans, non-current portion                     1,083         999
Capital lease obligations, non current portion                  997         887
Deferred taxation                                             1,283       1,283
                                                            -------     -------
      Total liabilities                                      35,584      37,957
                                                            -------     -------
Minority interest                                            17,980      19,217
                                                            -------     -------
Stockholders' Equity:
  Preferred stock                                                 0           0
  Common stock                                                   13          13
  Additional paid-in capital                                    511         511
  Retained earnings                                          19,610      21,013
                                                            -------     -------
     Total stockholders' equity                              20,134      21,537
                                                            -------     -------
     Total liabilities and stockholders' equity             $73,698     $78,711
                                                            =======     =======

    The accompanying notes are an integral part of these financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                  (Unaudited)

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     1998           1999
                                                  -----------    ----------
Total revenues                                   $  16,482       $ 24,524

Cost of sales and services                         (12,600)       (17,758)
                                                  ---------      ----------
        Gross profit                                 3,882          6,766

Selling, general and administrative expenses        (1,354)        (3,311)
                                                  ---------      ----------
        Operating income                             2,528          3,455
                                                  ---------      ----------
Other income (expense), net:
  Interest expenses                                   (338)          (456)
  Interest income                                       66            157
  Other income                                          20              6
                                                  ---------      ----------
        Total other income (expense), net             (252)          (293)
                                                  ---------      ----------
Income before income taxes and minority interest     2,276          3,162

Provision for income taxes                            (413)          (522)
                                                  ---------      ----------
Income before minority interest                      1,863          2,640

Minority interest                                        -         (1,237)
                                                  ---------      ----------
Net income                                         $ 1,863        $ 1,403
                                                  =========      ==========
Basic income per share                              $ 0.15         $ 0.11
                                                  =========      ==========
Weighted average shares outstanding             12,800,000     12,800,000
                                                ===========    ============

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                    Three Months Ended June 30,
                                                                   ----------------------------
                                                                        1998        1999
                                                                      --------   ---------

Cash flows from operating activities:
Net income                                                           $ 1,863      $ 1,403
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment                        290        1,410
    Minority interest                                                      0        1,237
(Increase) Decrease in operating assets:
    Accounts receivable, net                                             147       (1,586)
    Inventories                                                         (757)      (2,986)
    Prepayments and other current assets                                (860)        (601)
    Due from a director                                                 (454)           0
(Decrease) Increase in operating liabilities:
     Accounts payable                                                   (357)        (410)
     Deposits from customers                                             191            0
     Accrued liabilities                                                (249)         350
     Income taxes payable                                                412          537
                                                                      ------       ------
     Net cash provided by (used in) operating activities                 226         (646)
                                                                      ------       ------
Cash flows from investing activities:
Additions to property, plant and equipment                              (774)      (1,865)
                                                                      ------       ------
      Net cash used in investing activities                             (774)      (1,865)
                                                                      ------       ------
Cash flows from financing activities:
Net proceeds from issuance of preference share by a subsidiary        10,000            0
Payment of dividends                                                       0         (878)
Net (decrease) increase in short-term bank borrowings                  3,399        2,811
Net (decrease) increase in convertible short-term loan               (10,000)           0
Additions of capital lease obligations                                 2,138          375
Repayment of capital element of capital lease obligations             (2,482)        (323)
Repayment of long-term bank loans                                        (19)         (89)
                                                                      ------       ------
       Net cash provided by financing activities                       3,036        1,896
                                                                      ------       ------
Effect of exchange rate changes in cash                                   26            0
                                                                      ------       ------
       Net increase (decrease) in cash and cash equivalents            2,514         (615)
Cash and cash equivalents, as of beginning of period                   2,094       16,702
                                                                      ------       ------
Cash and cash equivalents, as of end of period                       $ 4,608      $16,087
                                                                      ======       ======

        The accompanying notes are an integral part of these consolidated financial statements

                                          S.W. LAM, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)
                                                   June 30, 1999

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The March 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2000.

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

                                                    Three Months Ended June 30,
                                                      1998              1999
Total revenues                                        100.0%            100.0%
Cost of sales                                          76.4              72.4
Gross profit                                           23.6              27.6
Operating expenses                                      8.2              13.5
Income from operations                                 15.3              14.1
Other income (expense), net                            (1.5)             (1.2)
Income before income taxes
  and minority interest                                13.8              12.9
Income taxes                                            2.5               2.1
Income before minority interest                        11.3              10.8
Minority interest                                       0.0               5.1
Net income                                             11.3               5.8

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues and Gross Profit. Total revenues increased $8 million, or 48.8%, to $24.5 million for the three months ended June 30, 1999 from $16.5 million for the three months ended June 30, 1998. Sales of Company products were up 53.2% to $24.5 million during the current period compared to $16 million during the same period in the prior fiscal year. Subcontracting fees decreased from $0.5 million during the quarter ended June 30, 1998 to $0 during the quarter ended June 30, 1999.

     The increase in sales for the period was attributable to expansion of production facilities to meet increasing demand, new product design and increased marketing efforts. The decrease in subcontracting fees for the period was attributable to concentration on the manufacturing of products designed by the Group as opposed to products manufactured on a subcontract basis in order to raise the Group's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 7.5% to $8.6 million during the three months ended June 30, 1999 from $8 million during the same period in the prior year. Sales within Southeast Asia accounted for 35% of total sales during the current period as compared to 50% during the same period in the prior year. Sales within the region increased due to improving economic conditions in Southeast Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 71.4% to $2.4 million for the three months ended June 30, 1999 from $1.4 million for the same period of the prior year. Sales in the PRC were unchanged, at $3.7 million for the three months ended June 30, 1999 and for the three months ended June 30, 1998. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended June 30, 1999 decreased 10.3% to $2.5 million from $2.9 million for the same period in the prior year. The decrease in sales in Southeast Asia, excluding Hong Kong and the PRC, was attributable to a decrease in orders from the region.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 99.2% increase in sales with these sales accounting for 65% of total sales in the three months ended June 30, 1999 as compared to 50% of total sales in the same period of the prior year. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 73.7% to $6.6 million for the three months ended June 30, 1999 from $3.8 million in the same period of the prior year. Sales in the Middle East were up during the three months ended June 30, 1999, increasing approximately 11.1% to $2.0 million from $1.8 million in the same period of the prior year. Sales in the United States increased approximately 187.5% to $6.9 million during the three months ended June 30, 1999 from $2.4 million in the same period of the prior year.

     Gross profits increased by 74.3% to $6.8 million during the current period from $3.9 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins increased to 27.6% in the current period from 23.6% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to increased sales of higher margin products and improved economies of scale associated with increased production.

     Operating Expenses. Operating expenses totaled $3.3 million during the current period, an increase of 145% from $1.4 million during the same period in the prior fiscal year. The increase in operating expenses during the period was primarily attributable to an increase in staff and depreciation expense to support increased business operations.

     Other Income (Expense), Net. Other expenses, net of other income, increased during the current period to $293,000 from $252,000 in the same period during the prior year. The increase in net other expenses was attributable to an increase in interest expense of $118,000 and a decrease in other income of $14,000 which was partially offset by an increase in interest income of $91,000. The increase in interest expense is attributable to an increase in trust receipt bank loans.

     Income Taxes. Income taxes increased by 26.4% to $522,000 during the current period from $413,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income.

     Minority Interest. Minority interest of $1.2 million was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the group reorganization to accommodate the listing of shares of the Company's previously indirect wholly-owned subsidiary, Hang Fung Gold Technology Limited ("Hang Fung Gold") on The Stock Exchange of Hong Kong Limited in Hong Kong, including the subscription by Phenomenal Limited, an independent third party, for shares in Hang Fung Gold, and the Hong Kong public offering pursuant to which additional shares of Hang Fung Gold were sold. Minority interest reflects the proportionate interest in the earnings of the Hang Fung Group not owned by the Company.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $16.1 million and working capital of $19.7 at June 30, 1999 compared to a cash balance of $16.7 million and working capital of $17.7 million at March 31, 1999. The increase in working capital was attributable to net income during the period and normal changes in current assets and liabilities.

     For the three months ended June 30, 1999 net cash used in operating activities amounted to $0.6 million as compared to net cash provided by operating activities of $0.2 million for the corresponding period of the prior year. This change resulted primarily from a combination of increased net income before minority interest of $0.8 million and an increase in depreciation expense of $1.1 million which was offset by a substantial increase in inventories of $3.0 million and receivables of $1.6 million.

     Net cash used in investing activities totoled $1.8 million during the three months ended June 30, 1999 compared with $0.8 million during the three months ended June 30, 1998. This increase was attributable to an increase in acquisition of machinery and equipment during the current period to support expanded operations.

     Net cash provided by financing activities decreased to $1.9 million during the three months ended June 30, 1999 from $3 million during the three months ended June 30, 1998. This decrease was attributable to payment during the three months ended June 30, 1999 of dividends accrued and payable at March 31, 1999 and a reduction in the amount of short-term bank borrowings incurred during the current period as compared to the prior year period.

     At June 30, 1999, the Company had long term debt totaling $3.2 million compared to long term debt at March 31, 1999 of $3.4 million. The decrease in long term debt was primarily attributable to the repayment of bank loans and capital lease obligations while less long term bank loan was acquired during the three months ended June 30, 1999.

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

                                            S.W. LAM, INC.


Dated:   September 24, 1999                 By:   /s/ Lam Sai Wing
                                                --------------------------------
                                                  Lam Sai Wing, President and
                                                  Chief Executive Officer

Dated:   September 24, 1999                 By:   /s/ Chan Yam Fai, Jane
                                                --------------------------------
                                                  Chan Yam Fai, Jane
                                                  Chief Financial Officer