Form 10-Q
period 1999-09-30
LAM SW INC
filed 1999-11-15
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                          62-1563911
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            --------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 1999, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 1999 and
           September 30, 1999...............................................1

           Consolidated Statements of Operations - For the three
           months and six months ended September 30, 1998 and 1999..........2

           Consolidated Statements of Cash Flows - For the six months ended
           September 30, 1998 and 1999......................................3

           Notes to Consolidated Financial Statements.......................4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K................................11

SIGNATURES.................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                         March 31, September 30,
ASSETS                                                     1999       1999
                                                         --------  -------------
Current assets:
  Cash and cash equivalents                              $ 16,702    $ 15,347
  Accounts receivable, net                                 15,655      17,346
  Inventories                                              16,970      21,223
  Prepayments and other current assets                        599         491
                                                         --------    --------
     Total current assets                                  49,926      54,407

Property, plant and equipment, and capital leases, net     23,772      26,867
                                                         --------    --------
     Total assets                                         $73,698     $81,274
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                             $ 16,525    $ 21,079
  Long-term bank loans, current portion                       363         362
  Capital lease obligations, current portion                1,224       1,566
  Accounts payable                                          3,437       2,254
  Accrued liabilities                                         861       1,179
  Dividend payable                                          1,849           0
  Income tax payable                                        7,562       8,454
  Due to director                                             400         359
                                                         --------    --------
     Total current liabilities                             32,221      35,253

Long-term bank loans, non-current portion                   1,083       1,163
Capital lease obligations, non current portion                997         823
Deferred taxation                                           1,283       1,283
                                                         --------    --------
      Total liabilities                                    35,584      38,522
                                                         --------    --------
Minority interest                                          17,980      20,163
                                                         --------    --------
Stockholders' Equity:
  Preferred stock                                               0           0
  Common stock                                                 13          13
  Additional paid-in capital                                  511         511
  Retained earnings                                        19,610      22,065
                                                         --------    --------
     Total stockholders' equity                            20,134      22,589
                                                         --------    --------
     Total liabilities and stockholders' equity           $73,698     $81,274
                                                         ========    ========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                                      Three Months Ended          Six Months Ended
                                                        September 30,              September 30,
                                                     1998           1999        1998           1999
                                                    ------         ------      ------         ------

Total revenues                                   $  16,177      $ 29,041     $ 32,659       $ 53,565

Cost of sales and services                         (11,755)      (22,787)     (24,355)       (40,545)
                                                   --------      --------     --------       --------
        Gross profit                                 4,422         6,254        8,304         13,020

Selling, general and
 administrative expenses                            (2,835)       (3,515)      (4,188)        (6,826)
                                                   --------      --------     --------       --------
        Operating income                             1,587         2,739        4,116          6,194
                                                   --------      --------     --------       --------
Other income (expense), net:
  Interest expense                                    (377)         (569)        (715)        (1,025)
  Interest income                                      109           157          175            314
  Other income (expense)                               (98)           26          (78)            32
                                                   --------      --------     --------       --------
        Total other income
          (expense), net                              (366)         (386)        (618)          (679)
                                                   --------      --------     --------       --------
Income before income
 taxes and minority interest                         1,221         2,353        3,498          5,515

Provision for income taxes                            (149)         (355)        (563)          (877)
                                                   --------      --------     --------       --------
Income before minority interest                      1,072         1,998        2,935          4,638

Minority interest                                        -          (946)           -         (2,183)
                                                   --------      --------     --------       --------
Net income before dividends                          1,072         1,052        2,935          2,455

Dividends - redeemable preferred stock                 493             -        1,045              -
                                                   --------      --------     --------       --------
Net income attributable to common stock           $    579       $ 1,052      $ 1,890        $ 2,455
                                                   ========      ========     ========       ========
Basic income per share                            $   0.05       $  0.08      $  0.15        $  0.19
                                                   ========      ========     ========       ========
Weighted average shares
 outstanding                                    12,800,000    12,800,000   12,800,000     12,800,000


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)


                                                                Six Months Ended September 30,
                                                                   1998              1999
                                                                  ------            ------

Cash flows from operating activities:
Net income                                                       $ 1,890           $ 2,445
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment                  1,786             3,373
    Minority interest                                                  0             2,183
    Redeemable preferred stock dividends                           1,045                 0
(Increase) Decrease in operating assets:
    Accounts receivable, net                                      (1,235)           (1,691)
    Inventories                                                   (1,741)           (4,253)
    Prepayments and other current assets                            (282)              108
    Due from a director                                           (1,703)                0
(Decrease) Increase in operating liabilities:
     Accounts payable                                                281            (1,183)
     Accrued liabilities                                             112               318
     Due to a director                                                 0               (41)
     Income taxes payable                                            563               892
                                                                 --------          --------
     Net cash provided by operating activities                       716             2,161
                                                                 --------          --------
Cash flows from investing activities:
Additions to property, plant and equipment                        (1,669)           (6,468)
                                                                 --------          --------
      Net cash used in investing activities                       (1,669)           (6,468)
                                                                 --------          --------
Cash flows from financing activities:
Net proceeds from issuance of preference share by a subsidiary    10,000                 0
Payment of dividends                                                   0            (1,849)
Net increase in short-term bank borrowings                         4,135             4,554
Net decrease in convertible short-term loan                      (10,000)                0
Additions of capital lease obligations                             2,138               861
Repayment of capital element of capital lease obligations         (2,542)             (693)
Additions of long-term bank loans                                      0               258
Repayment of long-term bank loans                                   (156)             (179)
                                                                 --------          --------
       Net cash provided by financing activities                   3,575             2,952
                                                                 --------          --------
Effect of exchange rate changes in cash                               23                 0
                                                                 --------          --------
       Net increase (decrease) in cash and cash equivalents        2,645            (1,355)
Cash and cash equivalents, as of beginning of period               2,094            16,702
                                                                 --------          --------
Cash and cash equivalents, as of end of period                   $ 4,739           $15,347
                                                                 ========          ========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies (together the "Group"). The March 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2000.

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Statements contained herein which are not historical facts are forward-looking statements that involve risks and uncertainties. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences. Therefore, the actual results of the future events described in such forward- looking statements in this Form 10-Q could differ materially from those stated in such forward- looking statements. Among the factors which could cause the actual results to differ materially are the risks and uncertainties described both in this Form 10-Q and the risks, uncertainties and other factors set forth from time to time in the Company's other public reports, filings and public statements. Many of these factors are beyond the control of the Company, any of which, or a combination of which, could materially affect the results of the Company's operations and whether the forward-looking statements made by the Company ultimately prove to be accurate.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations expressed as a percentage of total revenues.

                                   Three Months Ended      Six Months Ended
                                      September 30,          September 30,
                                   1998           1999    1998           1999
                                  ------         ------  ------         ------
Total revenues                    100.0%         100.0%   100.0%        100.0%
Cost of sales                      72.7           78.5     74.6          75.7
Gross profit                       27.3           21.5     25.4          24.3
Operating expenses                 17.5           12.1     12.8          12.7
Income from operations              9.8            9.4     12.6          11.6
Other income (expense), net        (2.3)          (1.3)    (1.9)         (1.3)
Income before income taxes
  and minority interest             7.5            8.1     10.7          10.3
Income taxes                        0.9            1.2      1.7           1.6
Income before minority interest     6.6            6.9      9.0           8.7
Minority interest                   n.a.           3.3      n.a.          4.1
Net income before dividends         6.6            3.6      9.0           4.6
Preferred stock dividends           3.0            0.0      3.2           0.0
Net income on common stock          3.6            3.6      5.8           4.6

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Revenues and Gross Profit. Total revenues increased $12.9 million, or 79.5%, to $29 million for the three months ended September 30, 1999 from $16.2 million for the three months ended September 30, 1998. Sales of Company products were up 87.8% to $29 million during the current period compared to $15.5 million during the same period in the prior fiscal year. Subcontracting fees decreased from $0.7 million during the quarter ended September 30, 1998 to $0 during the quarter ended September 30, 1999.

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

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 117.6% to $16.1 million during the three months ended September 30, 1999 from $7.4 million during the same period in the prior year. Sales within Southeast Asia accounted for 55.3% of total sales during the current period as compared to 48% during the same period in the prior year. Sales within the region increased due to improving economic conditions in Southeast Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 163.6% to $2.9 million for the three months ended September 30, 1999 from $1.1 million for the same period of the prior year. Sales in the PRC increased approximately 71.1% to $6.5 million for the three months ended September 30, 1999 from $3.8 million for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended September 30, 1999 increased 168% to $6.7 million from $2.5 million for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 61.5% increase in sales with these sales accounting for 44.7% of total sales in the three months ended September 30, 1999 as compared to 52% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to increased production capacity, increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 54.1% to $5.7 million for the three months ended September 30, 1999 from $3.7 million in the same period of the prior year. Sales in the Middle East were up during the three months ended September 30, 1999, increasing approximately 100% to $3.4 million from $1.7 million in the same period of the prior year. Sales in the United States increased approximately 46.2% to $3.8 million during the three months ended September 30, 1999 from $2.6 million in the same period of the prior year.

     Gross profits increased by 41.4% to $6.3 million during the current period from $4.4 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins decreased to 21.5% in the current period from 27.3% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to decreased subcontracting fees and a decrease in sales of higher margin products as a percentage of total sales which was partially offset by economies of scale resulting from increased production.

     Operating Expenses. Operating expenses totaled $3.5 million during the current period, an increase of 24% from $2.8 million during the same period in the prior fiscal year. The increase in operating expenses during the period was primarily attributable to increased salary and wages, selling expense and depreciation expense to support increased business operations.

     Other Income (Expense), Net. Other expenses, net of other income, increased during the current period to $386,000 from $366,000 in the same period during the prior year. The increase in net other expenses was attributable to an increase in interest expense of $192,000 which was partially offset by an increase in interest income of $48,000 and a favorable variance in other income of $124,000. The increase in interest expense was attributable to increased trust receipt bank loans. The increase in interest income was attributable to increased cash equivalents on hand. The favorable variance in other expense/income was attributable to miscellaneous income incidental to increased business operations.

     Income Taxes. Income taxes increased by 138.3% to $355,000 during the current period from $149,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income.

     Minority Interest. Minority interest of $946,000 was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the group reorganization to accommodate the listing of shares of the Company's previously indirect wholly- owned subsidiary, Hang Fung Gold Technology Limited ("Hang Fung Gold") on The Stock Exchange of Hong Kong Limited in Hong Kong, including the subscription by Phenomenal Limited, an independent third party, for shares in Hang Fung Gold, and the Hong Kong public offering pursuant to which additional shares of Hang Fung Gold were sold.
Minority interest reflects the proportionate interest in the earnings of the Group not attributable to the Company.

     Preferred Stock Dividends. Net income attributable to common stockholders for the quarter ended September 30, 1998 reflects accrued dividends of $493,000 on convertible preferred stock issued by a subsidiary of the Company at June 30, 1998. The convertible preferred stock was redeemed in February 1999 and, thus, no preferred stock dividends were reported for the current quarter.

Six Months Ended September 30, 1999 Compared to Six Months Ended September 30, 1998

     Revenues and Gross Profit. Total revenues increased $20.9 million, or 64%, to $53.6 million for the six months ended September 30, 1999 from $32.7 million for the six months ended September 30, 1998. Sales of Company products were up 70.2% to $53.6 million during the current period compared to $31.5 million during the same period in the prior fiscal year. Subcontracting fees decreased from $1.2 million during the six months ended September 30, 1998 to $0 during the six months ended September 30, 1999.

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

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 59.7% to $24.6 million during the six months ended September 30, 1999 from $15.4 million during the same period in the prior year. Sales within Southeast Asia accounted for 46% of total sales during the current period as compared to 49% during the same period in the prior year. Sales within the region increased due to increased production capacity and improving economic conditions in Southeast Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 116% to $5.4 million for the six months ended September 30, 1999 from $2.5 million for the same period of the prior year. Sales in the PRC increased approximately 34.2% to $10.2 million for the six months ended September 30, 1999 from $7.6 million for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the six months ended September 30, 1999 increased 78.4% to $9.1 million from $5.1 million for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 80.3% increase in sales with these sales accounting for 54% of total sales in the six months ended September 30, 1999 as compared to 51% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to increased production capacity, increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 69.7% to $12.9 million for the six months ended September 30, 1999 from $7.6 million in the same period of the prior year. Sales in the Middle East were up during the six months ended September 30, 1999, increasing approximately 54.3% to $5.4 million from $3.5 million in the same period of the prior year. Sales in the United States increased approximately 114% to $10.7 million during the six months ended September 30, 1999 from $5 million in the same period of the prior year.

     Gross profits increased by 56.8% to $13 million during the current period from $8.3 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins decreased slightly to 24.3% in the current period from 25.4% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to decreased subcontracting fees which was partially offset by economies of scale resulting from increased production.

     Operating Expenses. Operating expenses totaled $6.8 million during the current period, an increase of 63% from $4.2 million during the same period in the prior fiscal year. The increase in operating expenses during the period was primarily attributable to increased salary and wages, selling expense and depreciation expense to support increased business operations.

     Other Income (Expense), Net. Other expenses, net of other income, increased during the current period to $679,000 from $618,000 in the same period during the prior year. The increase in net other expenses was attributable to an increase in interest expense of $310,000 which was partially offset by an increase in interest income of $139,000 and a favorable variance in other income of $110,000. The increase in interest expense was attributable to increased trust receipt bank loans. The increase in interest income was attributable to increased cash equivalents on hand. The favorable variance in other expense/income was attributable to miscellaneous income incidental to increased business operations.

     Income Taxes. Income taxes increased by 55.8% to $877,000 during the current period from $563,000 during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income.

     Minority Interest. Minority interest of $2.2 million was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the group reorganization to accommodate the listing of shares of the Company's previously indirect wholly- owned subsidiary, Hang Fung Gold Technology Limited ("Hang Fung Gold") on The Stock Exchange of Hong Kong Limited in Hong Kong, including the subscription by Phenomenal Limited, an independent third party, for shares in Hang Fung Gold, and the Hong Kong public offering pursuant to which additional shares of Hang Fung Gold were sold. Minority interest reflects the proportionate interest in the earnings of the Group not attributable to the Company.

     Preferred Stock Dividends. Net income attributable to common stockholders for the six months ended September 30, 1998 reflects accrued dividends of $1,045,000 on convertible preferred stock issued by a subsidiary of the Company at June 30, 1998. The convertible preferred stock was redeemed in February 1999 and, thus, no preferred stock dividends were reported for the current period.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $15.3 million and working capital of $19.2 at September 30, 1999 compared to a cash balance of $16.7 million and working capital of $17.7 million at March 31, 1999. The increase in working capital was attributable to net income during the period and normal changes in current assets and liabilities.

     For the six months ended September 30, 1999 net cash provided by operating activities amounted to $2.2 million as compared to net cash provided by operating activities of $0.7 million for the corresponding period of the prior year. This change resulted primarily from a combination of increased net income before minority interest and accrued dividends of $1.7 million and an increase in depreciation expense of $1.6 million which was partially offset by variances in current assets and liabilities associated with increased sales activities.

     Net cash used in investing activities totaled $6.5 million during the six months ended September 30, 1999 compared with $1.7 million during the six months ended September 30, 1998. This increase was attributable to an increase in acquisition of machinery and equipment during the current period to support expanded operations.

     Net cash provided by financing activities decreased to $3 million during the six months ended September 30, 1999 from $3.6 million during the six months ended September 30, 1998. This decrease was attributable to payment of dividends accrued and payable at March 31, 1999 which was partially offset by variances in short-term and long-term bank borrowings and capital lease obligations.

     At September 30, 1999, the Company had long term debt totaling $3.3 million compared to long term debt at March 31, 1999 of $3.4 million. The decrease in long term debt was primarily attributable to the repayment of bank loans and capital lease obligations which was partially offset by an increase in long-term bank loans.

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

     An overall review has been completed on the computer software and hardware systems of the Company that may be subjected to the Year 2000 problem. The Company's computer software and hardware with such potential problems were identified and upgraded by the end of October 1999. It has been concluded that critical systems have become Year 2000 compliant. The directors of the Company believe that the internal risk associated with the Year 2000 issue are minimal and should not cause any significant impact on its operations. The Company has also initiated communications with major vendors and customers. As of November 1, 1999, the Company had received verbal assurances from its principal vendors and customers that they are either Year 2000 compliant or are undertaking steps to assure Year 2000 compliance. The Company expects to have received adequate assurances of Year 2000 compliance from all material third parties with which the Company deals by December 1999. However, there can be no guarantee that the systems of other companies on which the Company's business may rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's system, would not have a material adverse effect on the Company.

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

                                               S.W. LAM, INC.


Dated:   November 15, 1999                     By:   /s/ Lam Sai Wing
                                                     ---------------------------
                                                     Lam Sai Wing, President and
                                                     Chief Executive Officer

Dated:   November 15, 1999                     By:   /s/ Chan Yam Fai, Jane
                                                     ---------------------------
                                                     Chan Yam Fai, Jane
                                                     Chief Financial Officer