Form 10-Q
period 1999-12-31
LAM SW INC
filed 2000-02-14
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of December 31, 1999, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 1999 and
             December 31, 1999..........................................   1

             Consolidated Statements of Operations - For the
             three months and nine months ended December 31,
             1998 and 1999..............................................   2

             Consolidated Statements of Cash Flows - For the nine
             months ended December 31, 1998 and 1999....................   3

             Notes to Consolidated Financial Statements.................   4

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   5

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K......................  10

SIGNATURES..............................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                         March 31,  December 31,
                                                           1999        1999
                                                         --------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                             $ 16,702      $ 16,358
  Accounts receivable, net                                15,655        19,594
  Inventories                                             16,970        26,936
  Prepayments and other current assets                       599           544
                                                         -------       -------
     Total current assets                                 49,926        63,432

Property, plant and equipment, and capital leases, net    23,772        27,573
                                                         -------       -------
     Total assets                                        $73,698       $91,005
                                                         =======       =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                            $ 16,525      $ 26,748
  Long-term bank loans, current portion                      363           367
  Capital lease obligations, current portion               1,224         1,788
  Accounts payable                                         3,437         2,763
  Accrued liabilities                                        861           915
  Dividend payable                                         1,849             0
  Income tax payable                                       7,562         9,028
  Due to a director                                          400           359
                                                         -------       -------
     Total current liabilities                            32,221        41,968

Long-term bank loans, non-current portion                  1,083           809
Capital lease obligations, non current portion               997         1,230
Deferred taxation                                          1,283         1,283
                                                         -------       -------
      Total liabilities                                   35,584        45,290
                                                         -------       -------
Minority interest                                         17,980        21,557
                                                         -------       -------
Stockholders' Equity:
  Preferred stock                                              0             0
  Common stock                                                13            13
  Additional paid-in capital                                 511           511
  Retained earnings                                       19,610        23,634
                                                         -------       -------
     Total stockholders' equity                           20,134        24,158
                                                         -------       -------
     Total liabilities and stockholders' equity          $73,698       $91,005
                                                         =======       =======

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                   December 31,              December 31,
                                               --------------------      ---------------------
                                               1998          1999         1998          1999
                                               ----          ----         ----          ----

Total revenues                              $ 28,331       $ 31,258     $ 60,990      $ 84,823

Cost of sales and services                   (21,375)       (23,399)     (45,730)      (63,944)
                                            --------        -------      -------       -------

        Gross profit                           6,956          7,859       15,260        20,879

Selling, general and
 administrative expenses                      (2,252)        (3,992)      (6,440)      (10,818)
                                            --------        -------      -------       -------
        Operating income                       4,704          3,867        8,820        10,061
                                            --------        -------      -------       -------
Other income (expense), net:
  Interest expense                              (403)          (568)      (1,118)       (1,593)
  Interest income                                134            228          309           542
  Other income (expense)                         (51)            13         (129)           45
        Total other                         --------        -------      -------       -------
          (expense), net                        (320)          (327)        (938)       (1,006)
                                            --------        -------      -------       -------
Income before income
 taxes and minority interest                   4,384          3,540        7,882         9,055

Provision for income taxes                      (702)          (577)      (1,265)       (1,454)
                                            --------        -------      -------       -------
Income before minority interest                3,682          2,963        6,617         7,601

Minority interest                                  -         (1,394)           -        (3,577)
                                            --------        -------      -------       -------
Net income before dividends                    3,682          1,569        6,617         4,024

Dividends - redeemable preferred stock          (493)             -       (1,538)            -
                                            --------        -------      -------       -------
Net income attributable to common stock      $ 3,189        $ 1,569      $ 5,079       $ 4,024
                                            ========        =======      =======       =======
Basic income per share                       $  0.25        $  0.12      $  0.40       $  0.31
                                            ========        =======      =======       =======
Weighted average shares
 outstanding                              12,800,000     12,800,000   12,800,000    12,800,000

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              December 31,
                                                         ----------------------
                                                            1998         1999
                                                           ------       ------

Cash flows from operating activities:
Net income                                                $ 5,079      $ 4,024
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment           3,394        5,276
    Minority interest                                           0        3,577
    Redeemable preferred stock dividends                    1,538            0
(Increase) Decrease in operating assets:
    Accounts receivable, net                               (7,112)      (3,939)
    Inventories                                            (1,762)      (9,966)
    Prepayments and other current assets                     (263)          55
    Due to a director                                        (775)         (41)
(Decrease) Increase in operating liabilities:
     Accounts payable                                         122         (674)
     Accrued liabilities                                      197           54
     Income taxes payable                                   1,249        1,466
                                                           -------      ------
     Net cash (used in) provided by operating activities    1,667         (168)
                                                           -------      ------
Cash flows from investing activities:
Additions to property, plant and equipment                 (4,270)      (9,077)
                                                           -------      ------
      Net cash used in investing activities                (4,270)      (9,077)
                                                           -------      ------
Cash flows from financing activities:
Net proceeds from issuance of preference share by a
subsidiary                                                 10,000            0
Payment of preferred stock dividends                            0       (1,849)
Net increase in short-term bank borrowings                  6,844       10,223
Repayment of convertible short-term loan                  (10,000)           0
Additions of capital lease obligations                      2,495        1,934
Repayment of capital element of capital lease obligations  (3,005)      (1,137)
Additions of long-term bank loans                             258          258
Repayment of long-term bank loans                            (237)        (528)
                                                           -------      ------
       Net cash provided by financing activities            6,355        8,901
                                                           -------      ------
Effect of exchange rate changes in cash                        23            0
                                                           -------      ------
       Net (decrease) increase in cash and cash
          equivalents                                       3,775         (344)

Cash and cash equivalents, as of beginning of period        2,094       16,702
                                                           -------      ------
Cash and cash equivalents, as of end of period            $ 5,869      $16,358
                                                           =======      ======

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 1999

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

                                 Three Months Ended         Nine Months Ended
                                    December 31,              December 31,
                                 -------------------        ------------------
                                 1998          1999         1998         1999
                                 ----          -----        -----        -----
Total revenues                  100.0%         100.0%     100.0%        100.0%
Cost of sales                    75.4           74.9       75.0          75.4
Gross profit                     24.6           25.1       25.0          24.6
Operating expenses                7.9           12.8       10.6          12.8
Income from operations           16.6           12.4       14.5          11.9
Other income (expense), net      (1.1)          (1.0)      (1.5)         (1.2)
Income before income taxes
  and minority interest          15.5           11.3       12.9          10.7
Income taxes                      2.5            1.8        2.1           1.7
Income before minority interest  13.0            9.5       10.8           9.0
Minority interest                 n.a.           4.5        n.a.          4.2
Net income before dividends      13.0            5.0       10.8           4.7
Preferred stock dividends         1.7            0.0        2.5           0.0
Net income on common stock       11.3            5.0        8.3           4.7

Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

     Revenues and Gross Profit. Total revenues increased $2.9 million, or 10.3%, to $31.3 million for the three months ended December 31, 1999 from $28.3 million for the three months ended December 31, 1998. Sales of Company products were up 13.7% to $31.3 million during the current period compared to $27.5 million during the same period in the prior fiscal year. Subcontracting fees decreased from $0.8 million during the quarter ended December 31, 1998 to $0 during the quarter ended December 31, 1999.

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

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 17.1% to $14.4 million during the three months ended December 31, 1999 from $12.3 million during the same period in the prior year. Sales within Southeast Asia accounted for 46% of total sales during the current period as compared to 44.7% during the same period in the prior year. Sales within the region increased due to improving economic conditions in Southeast Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 24% to $3.1 million for the three months ended December 31, 1999 from $2.5 million for the same period of the prior year. Sales in the PRC decreased approximately 6.3% to $5.9 million for the three months ended December 31, 1999 from $6.3 million for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended December 31, 1999 increased 51.4% to $5.3 million from $3.5 million for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 11.2% increase in sales with these sales accounting for 54% of total sales in the three months ended December 31, 1999 as compared to 55.3% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to increased production capacity, increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 19% to $7.5 million for the three months ended December 31, 1999 from $6.3 million in the same period of the prior year. Sales in the Middle East were up during the three months ended December 31, 1999, increasing approximately 3.3% to $3.1 million from $3 million in the same period of the prior year. Sales in the United States increased approximately 6.8% to $6.3 million during the three months ended December 31, 1999 from $5.9 million in the same period of the prior year.

     Gross profits increased by 13% to $7.9 million during the current period from $7 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins increased to 25.1% in the current period from 24.6% in the prior fiscal year period.

     Operating Expenses. Operating expenses totaled $4 million during the current period, an increase of 77.3% from $2.3 million during the same period in the prior fiscal year. The increase in operating expenses during the period was primarily attributable to increased salary and wages and selling expense to support increased business operations and increased depreciation expenses due to increased investment in production facilities.

     Other Income (Expense), Net. Other expenses, net of other income, increased during the current period to $327,000 from $320,000 in the same period during the prior year. The increase in net other expenses was attributable to an increase in interest expense of $165,000 which was partially offset by an increase in interest income of $94,000 and a favorable variance in other income of $64,000. The increase in interest expense was attributable to increased trust receipt bank loans. The increase in interest income was attributable to increased cash equivalents on hand. The favorable variance in other expense/income was attributable to miscellaneous income incidental to increased business operations.

     Income Taxes. Income taxes decreased by 17.8% to $577,000 during the current period from $702,000 during the same period in the prior year. The decrease in income taxes during the period was primarily attributable to decreased income.

     Minority Interest. Minority interest of $1,394,000 was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the group reorganization to accommodate the listing of shares of the Company's previously indirect wholly-owned subsidiary, Hang Fung Gold Technology Limited ("Hang Fung Gold") on The Stock Exchange of Hong Kong Limited in Hong Kong, including the subscription by Phenomenal Limited, an independent third party, for shares in Hang Fung Gold, and the Hong Kong public offering pursuant to which additional shares of Hang Fung Gold were sold.
Minority interest reflects the proportionate interest in the earnings of the Group not attributable to the Company.

     Preferred Stock Dividends. Net income attributable to common stockholders for the quarter ended December 31, 1998 reflects accrued dividends of $493,000 on redeemable preferred stock issued by a subsidiary of the Company at June 30, 1998. The redeemable preferred stock was redeemed in February 1999 and, thus, no preferred stock dividends were reported for the current quarter.

Nine Months Ended December 31, 1999 Compared to Nine Months Ended December 31, 1998

     Revenues and Gross Profit. Total revenues increased $23.8 million, or 39.1%, to $84.8 million for the nine months ended December 31, 1999 from $61 million for the nine months ended December 31, 1998. Sales of Company products were up 43.9% to $84.8 million during the current period compared to $59 million during the same period in the prior fiscal year. Subcontracting fees decreased from $2 million during the nine months ended December 31, 1998 to $0 during the nine months ended December 31, 1999.

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

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 40.8% to $39 million during the nine months ended December 31, 1999 from $27.7 million during the same period in the prior year. Sales within Southeast Asia accounted for 46% of total sales during the current period as compared to 47% during the same period in the prior year. Sales within the region increased due to increased production capacity and improving economic conditions in Southeast Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 70% to $8.5 million for the nine months ended December 31, 1999 from $5 million for the same period of the prior year. Sales in the PRC increased approximately 15.8% to $16.1 million for the nine months ended December 31, 1999 from $13.9 million for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the nine months ended December 31, 1999 increased 63.6% to $14.4 million from $8.8 million for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 47.1% increase in sales with these sales accounting for 54% of total sales in the nine months ended December 31, 1999 as compared to 53% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to increased production capacity, increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 46.8% to $20.4 million for the nine months ended December 31, 1999 from $13.9 million in the same period of the prior year. Sales in the Middle East were up during the nine months ended December 31, 1999, increasing approximately 32.8% to $8.5 million from $6.4 million in the same period of the prior year. Sales in the United States increased approximately 56% to $17 million during the nine months ended December 31, 1999 from $10.9 million in the same period of the prior year.

     Gross profits increased by 36.8% to $20.9 million during the current period from $15.3 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins decreased slightly to 24.6% in the current period from 25.0% in the prior fiscal year period.

     Operating Expenses. Operating expenses totaled $10.8 million during the current period, an increase of 68% from $6.4 million during the same period in the prior fiscal year. The increase in operating expenses during the period was primarily attributable to increased salary and wages, selling expense and depreciation expense to support increased business operations.

     Other Income (Expense), Net. Other expenses, net of other income, increased during the current period to $1 million from $0.9 million in the same period during the prior year. The increase in net other expenses was attributable to an increase in interest expense of $475,000 which was partially offset by an increase in interest income of $233,000 and a favorable variance in other income of $174,000. The increase in interest expense was attributable to increased trust receipt bank loans. The increase in interest income was attributable to increased cash equivalents on hand. The favorable variance in other expense/income was attributable to miscellaneous income incidental to increased business operations.

     Income Taxes. Income taxes increased by 14.9% to $1.5 million during the current period from $1.3 million during the same period in the prior year. The increase in income taxes during the period was primarily attributable to increased income.

     Minority Interest. Minority interest of $3.6 million was reported during the current period. No minority interest was reported during the prior year period. Minority interest reflects the group reorganization to accommodate the listing of shares of the Company's previously indirect wholly-owned subsidiary, Hang Fung Gold Technology Limited ("Hang Fung Gold") on The Stock Exchange of Hong Kong Limited in Hong Kong, including the subscription by Phenomenal Limited, an independent third party, for shares in Hang Fung Gold, and the Hong Kong public offering pursuant to which additional shares of Hang Fung Gold were sold. Minority interest reflects the proportionate interest in the earnings of the Group not attributable to the Company.

     Preferred Stock Dividends. Net income attributable to common stockholders for the nine months ended December 31, 1998 reflects accrued dividends of $1.5 million on redeemable preferred stock issued by a subsidiary of the Company at June 30, 1998. The redeemable preferred stock was redeemed in February 1999 and, thus, no preferred stock dividends were reported for the current period.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $16.4 million and working capital of $21.5 at December 31, 1999 compared to a cash balance of $16.7 million and working capital of $17.7 million at March 31, 1999. The increase in working capital was attributable to net income during the period and normal changes in current assets and liabilities.

     For the nine months ended December 31, 1999 net cash used in operating activities amounted to $168,000 as compared to net cash provided by operating activities of $1.7 million for the corresponding period of the prior year. This change resulted primarily from a combination of decreased net income and an increase in inventories of $10 million which was partially offset by the non-cash impact of the minority interest charge of $3.6 million, increased depreciation and variances in current assets and liabilities associated with increased sales activities.

     Net cash used in investing activities totaled $9.1 million during the nine months ended December 31, 1999 compared with $4.3 million during the nine months ended December 31, 1998. This increase was attributable to an increase in acquisition of machinery and equipment during the current period to support expanded operations.

     Net cash provided by financing activities increased to $8.9 million during the nine months ended December 31, 1999 from $6.4 million during the nine months ended December 31, 1998. The increase was primarily attributable to a decrease in repayments of capital lease obligations and normal variances in short-term and long-term bank borrowings and capital lease obligations.

     At December 31, 1999, the Company had long term debt totaling $3.3 million compared to long term debt at March 31, 1999 of $3.4 million. The decrease in long term debt was primarily attributable to the repayment of bank loans which was partially offset by an increase in capital lease obligations.

     Management believes that based on its current financial condition, the Company's cash and working capital is sufficient to meet the Company's anticipated needs for at least the next twelve months.

Year 2000 Issue

     The Company experienced no material failures and incurred no material costs as a result of the Year 2000.

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

                                             S.W. LAM, INC.


Dated:   February 14, 2000                   By: /s/ Lam Sai Wing
                                                ----------------------------
                                                Lam Sai Wing, President and
                                                Chief Executive Officer

Dated:   February 14, 2000                   By: /s/ Chan Yam Fai, Jane
                                                ----------------------------
                                                Chan Yam Fai, Jane
                                                Chief Financial Officer