Form 10-K
period 2000-03-31
LAM SW INC
filed 2000-07-14
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                 -----------------------------------------------
                (Name of registrant as specified in its charter)

           Nevada                                            62-1563911
---------------------------------                -------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of incorporation or organization)                Number)

 Unit 25-32, Second Floor, Block B, Focal Industrial Centre, 21 Man Lok Street,
                               Hunghom, Hong Kong
 -------------------------------------------------------------------------------
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

                          Common Stock, $.001 par value
                         --------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 1, 2000, 12,800,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price, was approximately $3,600,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended March 31, 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                         Page
                                                                        ------

PART I

         ITEM 1. BUSINESS ................................................ 1
         ITEM 2. PROPERTIES...............................................14
         ITEM 3. LEGAL PROCEEDINGS........................................14
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS......................................14

PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS..........................14
         ITEM 6. SELECTED FINANCIAL DATA..................................15
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS............16
         ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK........................................24
         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............24
         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE...................24

PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                  AND CONTROL PERSONS......................................25
         ITEM 11. EXECUTIVE
                  COMPENSATION.............................................25
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................25
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.............................................25

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K......................................25

                  SIGNATURES...............................................27

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

     The Company's functional currency is Hong Kong Dollars ("HK$"). For the convenience of readers, unless otherwise indicated, all financial information contained herein is presented in United States Dollars ("US$"). Translation of amounts from HK$ into US$ has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = HK$7.79. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

     In April 1994, Mr. Lam incorporated Macadam Profits Limited ("Macadam"), Priestgill Limited ("Priestgill") and Soycue Limited ("Soycue") in the British Virgin Islands. Whilst Soycue engaged in the jewelry manufacturing and distribution business, Macadam and Priestgill remained inactive since the date of their incorporation. In November 1994, Mr. Lam incorporated Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") in Hong Kong and transferred operations of the Shenzhen Facility to Hang Fung Jewellery. Certain other operations previously conducted by Mr. Lam were also transferred to Hang Fung Jewellery in September 1995. Effective April 1996, Mr. Lam transferred operations of Soycue to Hang Fung Jewellery and ceased operations of Soycue, which has since remained dormant. In December 1996, Mr. Lam and his wife, Chan Yam Fai, Jane ("Ms. Chan") transferred ownership of Hang Fung Jewellery,
Macadam, Priestgill, Soycue and Kai Hang Jewellery Company Limited ("Kai Hang Jewellery"), a Hong Kong corporation engaged in jewelry marketing owned by Mr. Lam and Ms. Chan, to Quality Prince Limited ("Quality Prince"), a holding company organized in the British Virgin Islands and also owned by Mr. Lam and Ms. Chan. In September 1998, Quality Prince transferred all of its interest in Priestgill to an independent third party. (Hang Fung Jewellery, Kai Hang
Jewellery, Macadam, Quality Prince and Soycue are collectively referred to herein as the "Hang Fung Group").

     In December of 1996, Quality Prince completed a "reverse acquisition" with S.W. Lam, Inc. pursuant to which the companies comprising the Hang Fung Group, representing all of the jewelry manufacturing and marketing operations controlled by Mr. Lam and Ms. Chan, became wholly owned subsidiaries of the Company. S.W. Lam, Inc. was originally incorporated in April of 1994 in the State of Tennessee under the name New Wine, Inc. ("New Wine"). New Wine was originally engaged in, and later discontinued its efforts, to develop, finance and produce record albums, cassette tapes and compact discs and videotape and television productions for domestic distribution and foreign licensing; to operate a music publishing firm; and, to engage generally in the business of providing personal business management services for professional entertainers. Pursuant to discussions with the shareholders of Quality Prince, New Wine reincorporated in the state of Nevada and changed its name to S.W. Lam, Inc. in October of 1996. In December of 1996, S.W. Lam, Inc. entered into an agreement with the shareholders of Quality Prince pursuant to which S.W. Lam, Inc. agreed to issue 10,500,000 shares of common stock and 100,000 shares of Series A Preferred Stock in exchange for 100% of the issued and outstanding shares of Quality Prince (the "Exchange"). Following the Exchange, management of the Hang Fung Group assumed control of management of the Company and the Company, through its subsidiaries, the Hang Fung Group, continued the operations of the Hang Fung Group. In December of 1997, Quality Prince incorporated Hang Fung Gold Technology Limited ("Hang Fung Gold") in Bermuda. Hang Fung Gold remained inactive until February 1999.

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

     On June 4, 1998, Phenomenal agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waived its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery. As a result, on June 30, 1998, Hang Fung Jewellery issued 5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. Under the revised agreement, Phenomenal was required to redeem the Preferred Stock and to subscribe for common stock of Hang Fung Gold upon satisfaction of certain conditions. Alternatively, Phenomenal had an option to require Hang Fung Jewellery to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or require Mr. Lam and Ms. Chan to purchase the Preferred Stock held by Phenomenal in case Hang Fung Jewellery defaulted in redeeming the Preferred Stock.

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

Company Structure

     The following chart sets forth the organization of the Company and its principal subsidiaries as of March 31, 2000:

                                 S.W. Lam, Inc.
                          (incorporated in Nevada, US)


                                      100%
                             Quality Prince Limited
                  (incorporated in the British Virgin Islands)


                                     53.145%
                        Hang Fung Gold Technology Limited
                            (incorporated in Bermuda)


                                      100%
                             Macadam Profits Limited
                  (incorporated in the British Virgin Islands)



                              (Investment holding)

                  100%                                            100%
                                              Kai Hang Jewellery Company Limited
                                                  (incorporated in Hong Kong)
        Hang Fung Jewellery Company Limited
          (incorporated in Hong Kong)

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

     Manufacturing operations are carried on in Hong Kong and the PRC.

     The Company presently markets its products throughout the world including Hong Kong, the PRC, the Middle East, Southeast Asia, Europe and the United States. The Company has increased its sales in recent years as a result of increased marketing.

Developments During Fiscal Year 2000

     Following the Group Reorganization and Hong Kong Offering during the fourth quarter of fiscal 1999, the Company implemented a number of initiatives designed to increase sales through (1) product branding, (2) establishment of strategic marketing alliances, (3) expansion of wholesale and retail distribution channels in the PRC, and (4) implementation of an Internet marketing strategy. In connection with those initiatives, the Company began efforts to further expand its production facilities and halted contract manufacturing for third parties in order to devote its manufacturing capacity to production of its own products.

     In January 2000, the Company formed an alliance with The Administration of Shatoujiao Free Trade Zone of Shenzhen (the "Free Trade Administration") to
expand its marketing and distribution channels in China. Pursuant to that alliance, the Company established relationships with approximately 1,000 additional wholesale customers in the PRC. At March 31, 2000, The Free Trade Administration sourced and operated eight retail counters, which carry the brand name of Hang Fung Gold, to sell Hang Fung Gold's "Hang Fung 3-D Gold" and "La Milky Way 3-D Silver" branded products in Shenzhen and Hangzhou.

     Under the terms of our alliance, the Free Trade Administration is entitled, and responsible, to source and sell the Company's products at retail counters carrying the Hang Fung brand name. The Company expects to invest approximately $7.7 million to expand distribution channels and establish retail networks in the PRC and has undertaken to invest approximately $2.6 million to expand its Sha Tau Kok factory and to devote a portion of the production capacity from that factory to supplying product to the PRC market. The Company also hired Mr. Chow Shou Him as Executive Director of its China Business Division to manage marketing and sales efforts in the PRC.

     As part of the Company's commitment to expand distribution channels, the Company's subsidiary will launch an Internet site in September 2000 to support business-to-business sales of products as well as to promote the Company's brand and support overall marketing efforts.

     As part of the Company's Internet strategy, in June 2000, Hang Fung Gold entered into a Sale and Purchase Agreement with New Epoch Holdings International Limited. Under the terms of the Sale and Purchase Agreement, Hang Fung Gold will acquire 49.9% of the stock of New Epoch Information (BVI) Limited ("New Epoch") in exchange for shares of common stock of Hang Fung Gold representing approximately 34.1% of the capital stock of Hang Fung Gold following the transaction. Under the terms of the Sale and Purchase Agreement, Hang Fung Gold has an option for a period of three years to acquire the remaining shares of New Epoch. In conjunction with the proposed acquisition of New Epoch, Hang Fung Gold entered into a Facility Agreement pursuant to which Hang Fung Gold agreed to provide to New Epoch a credit facility of up to the higher of (1) HK$50 million, or (2) two-thirds of the net proceeds of equity or debt issuances by Hang Fung Gold from time to time after closing of the acquisition.

     New Epoch is engaged in developing and facilitating e-commerce trading facilities between the PRC and the rest of the world, using offline trading services to complement its internet B2B platform. New Epoch, through a joint venture with Infoshare of the China International Electronic Commerce Centre -- an information technology arm of the Ministry of Foreign Trade and Economic Co-operation of the PRC, operates a portal under the domain name www.chinatradeworld.com (the "ChinaTradeWorld portal"), a B2B site designed to facilitate international trade with the PRC. Linking with the ChinaTradeWorld portal would enhance the operations of, and accelerate deployment of, the jewelry portal being established by Hang Fung Gold by providing access to an established trading portal with "Supply Chain Management" and "Customer Relationship Management" capabilities.

     Closing of the acquisition of New Epoch is subject to satisfaction of a number of conditions, including completion of due diligence, receipt of relevant governmental or regulatory authority's approvals, and approval of the acquisition and the loan by the shareholders of Hang Fung Gold. There can be no assurance that the conditions of closing will be satisfied and that the acquisition of New Epoch will occur on the terms described, or at all. If the acquisition of New Epoch is completed as described, the Company's ownership interest in Hang Fung Gold will be reduced from approximately 53.1% to approximately 35% (32.8% assuming conversion of all share options of the employees). Further, if the acquisition of New Epoch is completed as described, the scope of the Company's operations will expand beyond the jewelry industry to include the trading and Internet activities currently conducted by New Epoch.

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

     In US dollars, the Company's products range in wholesale price from approximately $1 to over $65,000. The mean selling price of the Company's products is between $200 and $280. The following table illustrates, in US dollars, the typical range and average wholesale price of the Company's products by segment:

                                               Wholesale           Average
                                              Price Range     Wholesale Price
                                             -------------   ------------------
Fine gold products...................         $10 to $38,000        $200
Other precious metal products........          $1 to $65,000         $40
Jewelry products.....................         $25 to $26,000        $650
Others...............................           $6 to $100           $20


     For the two years ended March 31, 2000, sales by major product category and as a percentage of sales (excluding subcontracting fees) were as follows:

                                            1999                  2000
                                    ---------------------   ------------------
                                     Amount      Amount
                                     $'000       Percent    $'000      Percent
                                    --------    ---------   ------     -------
Fine gold products................    49,927       58.8      71,133     57.8
Other precious metal products.....    21,625       25.4      30,753     25.0
Jewelry products..................    13,272       15.6      21,031     17.1
Others............................       181        0.2         198      0.1
                                     --------    -------   ---------  -------
                                      85,005      100.0     123,115    100.0
                                     ========    =======   =========  =======
Product Design and Development

     The Company currently maintains a team of approximately 10 qualified and experienced staff in its in-house product design and development division in its Hong Kong office. The Company has been a pioneer in the introduction of innovative product designs as well as in the development of new production technology in the gold product industry. The product design and development division continuously monitors market trends and consumer preferences and participates in jewelry fairs, exhibitions and competitions to stimulate new ideas. Employees are also encouraged to attend relevant courses and workshops paid by the Company to strengthen their knowledge of production technology for gold products. The product design and development division currently creates over 2,000 new product designs on an annual basis.

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

Purchasing

     The primary raw material in the manufacture and assembly of the Company's products is gold bullion. For the year ended March 31, 2000, the cost of gold bullion accounted for approximately 80.9% of the Company's total purchases.

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

     For the year ended March 31, 2000, purchases of gold from the Company's five largest suppliers accounted for approximately 78.9% of the Company's total purchases. The Company sources gold bullion regularly from its seven suppliers and has not experienced any difficulty in obtaining the raw materials required in the past. The Company has been dealing with its major suppliers for an average period of approximately ten years and maintains a good business relationship with each of them.

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

Manufacturing and Assembly

Production Facilities

     At March 31, 2000, the Company operated production facilities which are located in Hunghom in Hong Kong (the "Hunghom Facility"), and in Sha Tau Kok in the PRC (the "Sha Tau Kok Facility"). The Company previously operated production facilities in Beijing, Shanxi and Shenzhen under processing agreements with PRC entities holding requisite permits.

-- Production Facilities in the Hong Kong

   Hunghom Facility

     The Hunghom Facility was established in 1988 and is equipped with 12 production lines which are used primarily for the production of molds, gold memento cards and medals and the electroforming of fine gold and karat gold, as well as the production of computer-scanned gold statuettes. The Hunghom Facility is a vertically integrated facility capable of handling all aspects of the production process, from product design to mold-making and from casting to polishing as well as marketing to distribution.

     The premises at which the Hunghom Facility are leased from an independent third party and have a total gross floor area of approximately 31,500 sq. ft., which are used as the Company's office, showroom, and warehouse as well as production facilities.

-- Production Facilities in the PRC

    Sha Tau Kok Facility

     The Sha Tau Kok Facility is operated by, and the premises at which its is situated are leased by, Hang Fung Jewellery (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hang Fung Jewellery. The Sha Tau Kok Facility is located near the Sha Tau Kok customs office in Shenzhen, the PRC.

     The Sha Tau Kok Facility was developed in two phases. Development of the first phase was completed, and commercial production commenced, in July 1998. Development of the second phase was completed in November 1999, and commercial production commenced in the same month. The Sha Tau Kok Facility houses 30 production lines primarily for the production of fine and karat gold products and other precious metal products.

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

     Electroforming

     The wax models are then submerged in an electrolyte solution where gold ions are deposited onto the wax models by passing an electric current through the electrolyte solution. The entire process is controlled by computers and the processing time can be adjusted to achieve different thickness of gold layers.

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

Quality Control

     The Company's quality control team consists of 12 persons and is committed to ensure that the products meet the Company's quality standards.

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

Sales and Marketing

     The Company's marketing and sales activities are carried out by a team of approximately 90 staff members. The Company's sales staff carries out sales and marketing activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Company's sales staff is responsible for establishing and maintaining relations with independent sales representatives and customers as well as marketing the Company's products to potential customers. The marketing and sales executives regularly attend trade fairs, seminars and exhibitions in Hong Kong and overseas in order to keep abreast of new product developments and market trends, to maintain regular contact with existing customers and to meet potential customers. Through participation in exhibitions, the Company is able to promote its corporate image, increase public awareness of its products and strengthen its competitive position in the gold products market.

     The Company currently has a showroom at its head office in Hunghom, Hong Kong where its wide range of products are displayed and sold. Other promotional activities undertaken by the Company include the placing of advertisements in trade magazines, journals and other public media as well as direct mailing of product catalogues to existing and potential customers and maintenance of an Internet web site which provides comprehensive product information.

     In the PRC, potential customers have historically been referred to the Company by the respective PRC parties to the processing agreements or learn about the Company's products from other sources such as advertisements. Customers may place orders to the Company's Hong Kong office by fax, telex, telephone or e-mail. In any event, all deliveries pursuant to confirmed orders from PRC customers are made in Hong Kong to the party designed by the PRC customers located in Hong Kong. The Company does not hold a PRC license to distribute its products in the PRC to customers in the PRC. The Company's PRC customers (being customers who have invoicing addresses in the PRC, and which are believed to be either wholesale distributors or retailers) are responsible for arranging the importation of the products in the PRC.

     Through the alliance with the Free Trade Administration, the Company's products are sold through eight retail counters sources and operated by the Free Trade Administration in Shenzhen and Hangzhou. Pursuant to the alliance with the Free Trade Administration, the Company focused its sales and marketing efforts in the PRC on expansion of its distribution channels in the PRC, including accessing wholesale customers, establishing its own brands and promotion of sales through its Internet web site.

     The Company has established solid business relationships with its customers and many of them have in turn introduced new customers to the Company. The Company also sponsors selected customers to attend major gold jewelry trade shows so as to further promote market awareness of the Company's products.

     The principal markets to which the Company's products are distributed are the PRC, South East Asia, Hong Kong, the United States, the Middle East and Europe. Sales by region (excluding Subcontracting fees) for the three years ended March 31, 2000 have been as follows:

                                         1998                   1999                   2000
                                   Amount                 Amount                Amount
                                   $,000    Percent       $,000     Percent     $,000      Percent
                                  -------  ---------     --------  ---------   --------   ---------


Southeast Asia.................    12,232     21.1        16,562      19.5       17,268     14.0
United States..................    10,211     17.6        13,920      16.4       19,179     15.6
PRC............................    10,000     17.2        15,827      18.6       32,659     26.5
Middle East....................     9,317     16.1        13,947      16.4       10,921      8.9
Europe.........................     5,886     10.2        17,661      20.8       24,142     19.6
Hong Kong......................    10,348     17.8         7,088       8.3       18,946     15.4
                                  --------  -------      --------   -------    ---------  -------
   Total.......................    57,994    100.0        85,005     100.0      123,115    100.0
                                  ========  =======      ========   =======    =========  =======


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

     At March 31, 2000, the Company had approximately 190 regular customers. The Company estimates that, through customers and their extensive distribution networks, the products manufactured by the Company are sold in approximately 2000 retail outlets worldwide.

     For the year ended March 31, 2000, the Company five largest customers accounted for approximately 17.1% of sales. During fiscal 2000, the Company had no customers which accounted for more than 5% of the Company's revenues. The Company has no long term contracts with any customers. The Company's top five customers have each had a business relationship with the Company for over five years.

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

Staff

     As of March 31, 2000, the Company had approximately 1050 employees, including 10 executive officers, 25 other management personnel, 25 persons in administration, 900 persons in manufacturing and production and 90 persons in sales and marketing. Of the Company's employees, approximately 190 staff members are located in Hong Kong with the remaining employees being located in the PRC. None of the Company's employees is governed by collective bargaining agreements and the Company considers its relations with its employees to be satisfactory.

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

     The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulation on the import and export of gold, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Additionally, a portion of the Company's revenue is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 2. PROPERTIES

     The Company's executive offices are located at Unit 25-32, Second Floor, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong. This facility consists of approximately 31,500 square feet of office space, and is leased from an unaffiliated third party for approximately HK$2,289,000 (US$293,000) per year pursuant to four leases which range in expiration from November 1999 to March 2001. This office space also houses certain marketing, product design and high quality gold production operations.

     The Company's principal production operations are conducted at facilities located in Sha Tau Kok, the PRC. The Company's principal production facilities are described in Item 1. Business under Manufacturing and Assembly, Production Facilities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     While the Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CHRM.OB", there is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported bid price of the Company's Common Stock, as of July 7, 2000, was $1.875.

Holders

     At July 7, 2000, there were approximately 110 record holders of the Company's Common Stock.

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

                                                                    Year Ended March 31,
                                                1996           1997           1998           1999            2000
                                               ------         ------         ------         ------          ------
                                                       (amounts stated in US$,000, except per share data)

  Income Statement Data (1):
Net sales...............................       $22,903        $36,825       $57,994       $ 85,005       $ 123,115
Subcontracting fees.....................         3,965          4,133         4,308          2,195               -
                                               --------       --------      --------      ---------       ---------
  Total revenues........................        26,868         40,958        62,302         87,200         123,115
Gross profit............................         8,046         10,971        15,143         22,117          27,996
Operating income........................         4,402          6,190         8,207         11,341          13,312
Other income (expense), net.............          (329)         ( 741)         (636)        (1,570)         (2,130)
Income before taxes.....................         4,073          5,449         7,571          9,771          11,182
Minority interests......................            --             --            --         (2,013)         (5,997)
Net income..............................      $  3,393       $  4,475      $  6,285       $  5,856       $   6,781
                                              =========       =========     ========      =========       ==========
Net income per share (2)................      $   0.32       $   0.40      $   0.49       $   0.46       $    0.53
                                              =========       =========     ========      =========       ==========
 Weighted average shares
 outstanding (2)........................    10,500,000     11,075,000    12,800,000     12,800,000      12,800,000
                                            ===========    ============  ===========    ===========     ============
 Balance Sheet Data (1):
Working capital.........................      $    613       $  2,768      $ (1,170)      $ 19,555       $  24,960
Total assets............................        15,676         21,409        45,667         73,698          95,165
 Long-term debt, less
 current portion........................           879          1,834         4,405          3,363           3,422
Stockholders' equity (3)................         3,038          8,017        14,278         20,134          26,811


-------------

(1) The Company's functional currency is Hong Kong Dollars ("HK$"). Translation of amounts from HK$ into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = HK$7.79. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

     In May of 1997, Quality Prince, a wholly-owned subsidiary of the Company, entered into an agreement with Phenomenal, an unaffiliated third party, pursuant to which Phenomenal loaned to Quality Prince $10,000,000 and Quality Prince issued to Phenomenal a convertible promissory note (the "Note"). The Note bore interest at 3% per month, and was repayable in a lump sum payment on March 20, 1998. As one of the conditions for the lending, the Company issued a non-detachable warrant (the "Warrant") to Phenomenal to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of $2.19 per share. The Note was secured by personal guarantees provided by Mr. Lam and Ms. Chan and the 53.9% equity interest in the Company owned by Mr. Lam and Ms. Chan. In accordance with the term of the agreement, the Warrant expired in May 1998.

     On June 4, 1998, Phenomenal agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery Company, a wholly owned intermediate subsidiary of the Company. As a result, on June 30, 1998, Hang Fung Jewellery issued 5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. Under the revised agreement, Phenomenal was required to redeem its interest in the Preferred Stock and to subscribe for the common stock of Hang Fung Gold, upon satisfaction of certain conditions. Alternatively, Phenomenal had an option to require Hang Fung Jewellery to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or require Mr. Lam and Ms. Chan to purchase the Preferred Stock held by Phenomenal in case Hang Fung Jewellery defaulted in redeeming the Preferred Stock.

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

     Hang Fung Group's operations consist of designing, manufacturing and distributing a full line of gold and silver jewelry products and other ornamental products on a wholesale basis to customers in Hong Kong, China, Europe, the Middle East, Southeast Asia, and the United States. Revenues from such operations are generated through the manufacturing and wholesaling of the Company's jewelry products, and, beginning from May 1999, retail sales from showrooms. Prior to fiscal 2000, Hang Fung Gold conducted subcontract jewelry manufacturing for selected customers and received fees in connection with the subcontract manufacturing ("Subcontracting fees").

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

                                                      Year Ended March 31,
                                                --------------------------------
                                                 1998        1999          2000
                                                ------      ------        ------
Net sales.............................           93.1%       97.5%        100.0%
Subcontracting fees...................            6.9         2.5           0.0
  Total revenues......................          100.0       100.0         100.0
Cost of sales.........................           75.7        74.6          77.3
Gross profit..........................           24.3        25.4          22.7
Operating expenses....................           11.1        12.4          11.9
Income from operations................           13.2        13.0          10.8
Other income (expense)................           (1.0)       (1.8)         (1.7)
Income before income taxes............           12.2        11.2           9.1
Income taxes..........................           (2.1)       (2.2)          1.3
Minority interest.....................            0.0        (2.3)         (4.9)
Net income............................           10.1         6.7           5.5

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

     Revenues and Gross Profit. Operating revenues increased by 41.2% to $123.1 million for the year ended March 31, 2000 as compared to $87.2 million for fiscal 1999. Sales of Company products were up 44.8% to $123.1 million during fiscal 2000 as compared to $85.0 million during fiscal 1999. Subcontracting fees decreased from $2.2 million during fiscal 1999 to nil during fiscal 2000.

     The increase in sales during fiscal 2000 was attributable to increased product volumes resulting from an increase in production capacity, the introduction of new products and investments in marketing efforts across geographical regions. As part of our commitment to expand distribution channels, our Hang Fung group plans to launch an Internet site in Hong Kong to support business-to-business sales of our products as well as to promote our brand and support our overall marketing efforts.

     The decrease in Subcontracting fees was attributable to a determination to concentrate on the manufacturing of products designed by the Company as opposed to products manufactured on a subcontract basis in order to raise the Company's brand name recognition.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 74.4% to $68.9 million in fiscal 2000 from $39.5 million in fiscal 1999. Sales within Southeast Asia accounted for 55.9% of total sales during fiscal 2000 as compared to 46.4% in fiscal 1999. Percentage of total sales of the region were favorably impacted by renewed economic strength in Southeast Asia during fiscal 2000 and increased marketing efforts in the region. Sales in Hong Kong increased 166.2% to $18.9 million during fiscal 2000 from $7.1 million during fiscal 1999. Sales in the PRC were up during fiscal 2000 due to a substantial increase in our marketing efforts in the region, increasing 107% to $32.7 million from $15.8 during fiscal 1999. Sales in Southeast Asia (not including Hong Kong and the PRC) during fiscal 2000 were up due to strong regional demand accompanying renewed economic strength in the region, increasing 4.2% to $17.3 million from $16.6 million during fiscal 1999.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 19.1% increase in sales with these sales accounting for 44.1% of total sales in fiscal 2000 as compared to 53.6% of total sales in fiscal 1999. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 36.2% to $24.1 million in fiscal 2000 from $17.7 million in fiscal 1999. Sales in the Middle East were down during fiscal 2000, due to concentration of efforts on expansion of the Company's market in Southeast Asia, decreasing approximately 21.6% to $10.9 million from $13.9 million in fiscal 1999. Sales in the United States increased approximately 38.1% to $19.2 million during fiscal 2000 from $13.9 million in fiscal 1999.

     Gross profits increased by 26.7% to $28 million in fiscal 2000 from $22.1 million during fiscal 1999. The increase in gross profits was mainly attributable to increased sales across geographic regions which were partially offset by a reduction in gross margins. Gross margins decreased to 22.7% in fiscal 2000 from 25.4% in fiscal 1999. The decrease in gross profit percentage during fiscal 2000 was primarily attributable to adoption of a more competitive pricing strategy to enhance competitiveness and revenue.

     Operating Expenses. Operating expenses totaled $14.7 million during fiscal 2000, an increase of 36.1% from $10.8 million in fiscal 1999. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with the expanded selling efforts, increased corporate overhead and depreciation expense on investment in machinery and equipment to support the increase in sales volumes.

     Other Income (Expense), Net. Other income(expense), net during fiscal 2000 and 1999 consisted of a loss on reduction in equity interest in a subsidiary associated with the Group Reorganization and Hong Kong Offering of Hang Fung Gold during fiscal 1999, bank charges, and interest income and interest expense. Net other expenses increased approximately 31.2% to $2.1 million during fiscal 2000 from $1.6 million during fiscal 1999. The increase was primarily attributable to (1) an increase in interest expense during the fiscal year of $1 million which resulted from an increase in banking facilities to support the business expansion during fiscal 2000, and (2) an adverse swing in other expenses of $205,000 which resulted mainly from increases in bank charges during fiscal 2000; which was partially offset by a $383,000 increase in interest income during fiscal 2000 attributable to increased cash generated by operations and a $271,000 loss during fiscal 1999 attributable to the dilution of the Company's ownership interest in Hang Fung Gold from 100% to 53.15% as a result of the Group Reorganization and Hong Kong Offering.

     Minority Interest. Minority interest of $6.0 million was reported during fiscal 2000 and $2.0 million was reported during fiscal 1999. Minority interest reflects the Group Reorganization, including the conversion of the Note of Phenomenal into shares in the Company's previously wholly-owned subsidiary, Hang Fung Gold (including a dividend of $1,849,000 paid to Phenomenal with respect to the Preferred Stock), and the Hong Kong Offering pursuant to which additional shares of Hang Fung Gold were sold in fiscal 1999. Minority interest reflects the proportionate interest in the earnings of the Hang Fung Group not owned by the Company from February 27, 1999, the date of the Group Reorganization.

     Income Taxes. The Company reported a tax benefit of $1.6 million in fiscal 2000 compared to income tax expense of $1.9 million in fiscal 1999. The tax benefit reported during fiscal 2000 was attributable to the favorable settlement of a "50:50 offshore claim" in Hong Kong pursuant to which the Company recovered a $2.7 million tax provision previously recorded for Hong Kong profits tax after resolution of the Company's claim.

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

     The Company's future operating results are particularly dependent upon several specific factors, in addition to the general factors noted above, including (1) substantial dependence upon manufacturing and, to a certain extent, marketing arrangements in the PRC, (2) ability to secure adequate financing to support planned increases in production and marketing of products,
(3) the Company's ability to sell adequate volumes of product at sufficient profit margins in the PRC to recoup the Company's substantial investment plan in expanding distribution channels in the PRC and (4) the Company's ability to manage projected revenue growth.

     Management believes that the Company's ability to sustain its current margins and level of profitability is due, to a significant degree, to its establishment of favorable manufacturing arrangements in the PRC and marketing arrangements in the PRC with PRC government authorized entities. If, for any reason, the Company were to be unable to continue its existing manufacturing activities in the PRC or contractual relationships in the PRC, or to replace those relationships with similar arrangements, it is possible that the Company's operating costs could increase reducing both the Company's margins and profitability.

     Management believes that the Company's recent growth, and anticipated future growth, is a result of investments, and planned investments, in new and expanded production capacity and expanded marketing efforts. The Company has invested substantial amounts in new machinery and the opening of the Sha Tau Kok Facility. The Company has also invested substantial amounts to expand marketing efforts in the PRC, the United States, the Middle East and Europe. In order to continue to grow revenues and profitability, the Company plans to invest substantial additional funds to expand production capacity further and to support further increases in marketing efforts, particularly in the PRC. The Company previously secured $10 million of funding through the sale of the Note to Phenomenal and subsequent Group Reorganization and secured an additional $7.6 million of funding through the Hong Kong Offering. While funding from those sources was adequate to support planned facility expansions and increased marketing efforts, there can be no assurance that the Company will not require additional funding to support future planned expansion. See "-- Liquidity and Capital Resources."

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

     The Company has formed an alliance with the Free Trade Administration pursuant to which the Company has committed to devote substantial resources and efforts to increasing distribution channels in the PRC. Countries in the Asia Pacific region experienced significant weaknesses in their currency, banking and equity markets in 1996 through 1998. While those economies have since recovered, because those economies are less mature than western economies, they remain subject to higher risk than western economies and any future weakness in the region, and the PRC in particular, could adversely affect, among other things, consumer demand for luxury goods in the region (perhaps including the Company's products which may be considered luxury consumer goods), and the U.S. dollar value of the Company's foreign currency denominated sales. In addition, the Company's interest income and expense is sensitive to fluctuations in the general level of Hong Kong interest rates. Any regional weakness, particularly in the PRC, could adversely impact the results of the Company's efforts to increase distribution channels in the PRC and could lead to our inability to recoup the investment in that regard.

     The Company has invested heavily in increasing production capacity and distribution channels in an effort to rapidly grow its revenues. While the anticipated revenue growth is subject to various risks discussed herein, even if the Company is successful in growing its revenues as anticipated, there is no assurance that the Company has adequate management and other resources to manage that growth. Failure to satisfactorily manage the revenue growth could result in poor customer service and low levels of retention of customers which could in turn depress future revenues.

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

Potential Acquisition of New Epoch

     As part of the Company's Internet strategy, in June 2000, Hang Fung Gold entered into a Sale and Purchase Agreement with New Epoch Holdings International Limited. Under the terms of the Sale and Purchase Agreement, Hang Fung Gold will acquire 49.9% of the stock of New Epoch Information (BVI) Limited ("New Epoch") in exchange for shares of common stock of Hang Fung Gold representing approximately 34.1% of the capital stock of Hang Fung Gold following the transaction. Under the terms of the Sale and Purchase Agreement, Hang Fung Gold has an option for a period of three years to acquire the remaining shares of New Epoch. In conjunction with the proposed acquisition of New Epoch, Hang Fung Gold entered into a Facility Agreement pursuant to which Hang Fung Gold agreed to provide to New Epoch a credit facility of up to the higher of (1) HK$50 million, or (2) two-thirds of the net proceeds of equity or debt issuances by Hang Fung Gold from time to time after closing of the acquisition.

     New Epoch is engaged in developing and facilitating e-commerce trading facilities between the PRC and the rest of the world, using offline trading services to complement its internet B2B platform. New Epoch, through a joint venture with Infoshare of the China International Electronic Commerce Centre -- an information technology arm of the Chinese Ministry of Foreign Trade and Economic Co-operation of the PRC, operates the ChinaTradeWorld portal, a B2B site designed to facilitate international trade with the PRC. Linking with the ChinaTradeWorld portal would enhance the operations of, and accelerate deployment of, the jewelry portal being established by Hang Fung Gold by providing access to an established trading portal with "Supply Chain Management" and "Customer Relationship Management" capabilities.

     Closing of the acquisition of New Epoch is subject to satisfaction of a number of conditions, including completion of due diligence, receipt of relevant governmental or regulatory authority's approvals, and approval of the acquisition and the loan by the shareholders of Hang Fung Gold. There can be no assurance that the conditions of closing will be satisfied and that the acquisition of New Epoch will occur on the terms described, or at all. If the acquisition of New Epoch is completed as described, the Company's ownership interest in Hang Fung Gold will be reduced from approximately 53.1% to approximately 35% (32.8% assuming conversion of all share options to emloyees). Further, if the acquisition of New Epoch is completed as described, the scope of the Company's operations will expand beyond the jewelry industry to include the trading and Internet activities currently conducted by New Epoch.

     With the potential acquisition of New Epoch, the Company would add revenue streams from the trading and distribution operations of New Epoch outside of the Company's traditional revenues from jewelry operations. The Company would also add operating expenses associated with New Epoch. It is possible that New Epoch will incur substantial operating losses which could materially offset operating profits from the Company's jewelry operations.

     In addition to the potential adverse impact on the Company's operating results from the proposed acquisition of New Epoch, as a result of the reduction in the Company's ownership interest in Hang Fung Gold following the acquisition of New Epoch, following the acquisition, the Company's financial results will reflect a larger minority interest which will reduce reported net operating results in future periods.

     There can be no assurance that the acquisition of New Epoch will be completed as contemplated.

Year 2000 Issue

     The Company experienced no material failures or expenses as a result of the Year 2000 Issue and does not expect to incur any material failures or expenses in that regard in the future.

Liquidity and Capital Resources

     At March 31, 2000, the Company had cash balances totaling $19.6 million and working capital of $24.9 million. This compares to a cash balance of $16.7 million and a working capital balance of $19.6 million at March 31, 1999. The increase in cash and in working capital were primarily attributable to the net income for the year.

     Cash provided by operations decreased to $5.4 million during fiscal 2000 from $6.0 million during fiscal 1999. The decrease in cash provided by operations was primarily due to (1) a substantial increase in inventories, and
(2) a decrease in taxation payable. The Company's accounts receivable increased to $19.5 million, or approximately 15.8% of fiscal 2000 revenues, as compared to $15.7 million, or approximately 18.0% of fiscal 1999 revenues. The increase in accounts receivable during fiscal 2000 was attributable to increased sales. Days sales outstanding in receivables decreased to 54 days for fiscal 2000, from 57 days for fiscal 1999. Inventories increased to $26.6 million at March 31, 2000 from $16.9 million at March 31, 1999. The increase in year end inventories was required to support growing sales.

     The Company used $10.7 million, $8.7 million and $11.9 million for investing activities respectively in fiscal 2000, 1999 and 1998. The investment of cash in each of those periods related primarily to acquisitions of machinery and equipment to increase the Company's production capacity in order to support growing sales.

     Financing activities provided $8.2 million in fiscal 2000 as compared to $17.3 million in fiscal 1999. Cash generated from financing activities in fiscal 2000 consisted primarily of increased bank borrowing which was partially offset by repayments of obligations and payment of preferred stock dividends to Phenomenal. Cash generated from financing activities in fiscal 1999 consisted primarily of the proceeds from the Hong Kong Offering pursuant to which the Company's subsidiary, Hang Fung Gold, sold common equity in an amount equal to 25% of the post-offering shares outstanding for net proceeds of $7.6 million.

     The Company's primary liquidity needs are to fund accounts receivable and inventories as well as to fund periodic purchases of machinery, equipment and expansion of production facilities. Prior to Phenomenal's investment in Hang Fung Group and receipt of proceeds from the Hong Kong Offering, the Company had historically funded its operations through a combination of internally generated cash, short-term borrowings under bank lines of credit and hire purchase financing.

     At March 31, 2000, the Company had no material capital commitments. However, the Company intends to use available funds as needed to (1) expand its production capacity and jewelry distribution operations in Europe, the Middle East and the United States, (2) invest up to $7.7 million in the expansion of distribution channels and establishment of retail networks in the PRC, (3) invest approximately $2.6 million to expand the Sha Tau Kok Facility, and (4) establish a credit facility for New Epoch, discussed below.

     At March 31, 2000, the Company's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. The Company's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, bank guarantees, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. The Company's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. The Company's total available bank credit facilities at March 31, 2000 were approximately $35.9 million of which approximately $31.0 million had been used at such date.

     At March 31, 2000, the Company also had a number of capital leases and operating leases pursuant to which the Company holds various facilities and equipment. At March 31, 2000, the Company's capital lease obligations totaled $2.5 million of which $1.6 million was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by the Company of approximately $303,000 in fiscal 2001.

     The Company believes that the available trade credit, bank credit facilities, funds on hand and funds generated from operations, will be sufficient to satisfy the Company's bank credit needs and anticipated working capital requirements for at least the next 12 months.

     In addition to its normal financing requirements, the Company's subsidiary, Hang Fung Gold, has undertaken to establish a credit facility for New Epoch, in connection with Hang Fung Gold's agreement to acquire New Epoch, of the greater of (1) HK$50 million, or (2) two-thirds of all net proceeds of equity or debt issuances by Hang Fung Gold from time to time following closing of the acquisition of the shares of New Epoch. There is no assurance that Hang Fung Gold will be able to establish and maintain the required credit facility for New Epoch or that the establishment of such a credit facility will not adversely impact the ability of Hang Fung Gold to finance, and grow, its existing jewelry operations.

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

     The following table sets forth the Company's unaudited net sales for the periods indicated:

                                             Fiscal Year Ended March 31,
                              ---------------------------------------------------------
                                       1998                   1999             2000
                              (US$,000)             (US$,000)         (US$,000)
                               Amount       %        Amount      %      Amount       %
                              ----------  ------    ---------  -----  ----------  ------

1st Quarter (4/1-6/30)        $13,926      22.4    $ 16,482    18.9    $24,398     19.8
2nd Quarter (7/1-9/30)         15,458      24.8      16,177    18.6     28,892     23.5
3rd Quarter (10/1-12/31)       17,706      28.4      28,331    32.5     31,098     25.3
4th Quarter (1/1-3/31)         15,212      24.4      26,210    30.0     38,727     31.4
                               -------    -----     -------   ------   --------   -----
    Total                    $ 62,302     100.0    $ 87,200   100.0   $123,115    100.0
                               =======    =====     =======   ======   ========   =====

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's sales are denominated in Renminbi (the "Rmb"), U.S. dollars or Hong Kong dollars. Any material fluctuation in the value of the Rmb, the Hong Kong dollars relative to the U.S. dollars would have significant impact on the Company's operating results.

     In order to minimize the Company's exposure to fluctuations in the exchange rate of Rmb, the Company utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, the Company's currency risk in fiscal 2000 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

     The Company's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of the Company, in the principal amount of approximately $2.6 million, ranged from Hong Kong prime lending rate plus 0.25% to 3.25% in fiscal 2000. The Company does not currently hedge its interest rate exposure as the Company believes that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and (ii) no adversely effects on its operation and cash flow even if the applicable interest rate is increased by 1% in Hong Kong prime lending rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  consolidated  financial  statements of the Company,  together with the
independent   auditors'   report  thereon  of  Arthur  Andersen  &  Co  ("Arthur
Andersen"), Certified Public Accountants, appears on pages F-1 through F-24 of this report. See Index to Financial Statements on page 28 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 28 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

 Exhibit                     Number Description of Exhibit
----------                  -------------------------------

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

     10.7 Lease Agreement between Chan Yam Fai, Jane and Hang Fung Jewellery Co., Ltd. re: executive offices (1)

     10.8++ Supplementary Employment Contract with Lam Sai Wing and Lam Chan Yam Fai (2)

     10.9     Warrant Agreement with Phenomenal Limited (3)

     10.10    Convertible Note with Phenomenal Limited (3)

     10.11    Deed Amendment (3)

     10.12++ Employment Agreement between Hang Fung Gold and Lam Sai Wing dated February 27, 1999 (4)

     10.13++ Employment Agreement between Hang Fung Gold and Chan Yam Fai, Jane dated February 27, 1999 (4)

     10.14++ Employment Agreement between Hang Fung Gold and Ng Yee Mei dated February 27, 1999 (4)

     10.15* Agreement between Hang Fung Gold Technology Limited, New Epoch Holdings International Limited, and Quality Prince Limited dated June 24, 2000

     10.16* Facility Agreement between Hang Fung Gold Technology Limited and New Epoch Information (BVI) Limited dated June 24, 2000

     27.1*    Financial Data Schedule

--------------------

++   Compensatory plan or management agreement.

* Filed herewith

(1)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's  Registration  Statement  on  Form  10  (Commission  File  No.
     0-22049)

(2) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997

(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997

(4) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

     Dated: July 14, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                                Date
      -----------                  -------                              ------

/s/ Lam Sai Wing
-----------------------      President, Chief Executive Officer    July 14, 2000
Lam Sai Wing                 (Principal Executive Officer) and
                              Chairman of the Board
/s/ Chan Yam Fai
-----------------------      Vice President, Chief Financial       July 14, 2000
Chan Yam Fai, Jane           Officer (Principal Accounting
                             and Financial Officer) and Director
/s/ Ng Yee Mei
-----------------------      Vice President and Director           July 14, 2000
Ng Yee Mei

/s/ Cheng Wa On
-----------------------      Director                              July 14, 2000
Cheng Wa On

                                 S.W. LAM, INC.

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------

  Report of Independent Public Accountants............................      F-1

  Consolidated Balance Sheets as of March 31, 1999 and 2000...........      F-2

  Consolidated Statements of Operations for the Years ended March
     31, 1998, 1999 and 2000..........................................      F-3

  Consolidated Statements of Cash Flows for the Years ended March
     31, 1998, 1999 and 2000..........................................      F-4

  Consolidated Statements of Changes in Shareholders' Equity for
     the Years ended March 31, 1998, 1999 and 2000....................      F-5

  Notes to Consolidated Financial Statements..........................      F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of S. W. Lam, Inc.:


We have audited the accompanying consolidated balance sheets of S. W. Lam, Inc. (incorporated in the State of Nevada, the United States of America; "the Company") and Subsidiaries ("the Group") as of March 31, 1999 and 2000, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended March 31, 1998, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and Subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for the years ended March 31, 1998, 1999 and 2000, in conformity with generally accepted accounting principles in the United States of America.



ARTHUR ANDERSEN & CO
Certified Public Accountants
Hong Kong



Hong Kong,
July 14, 2000.

                                 S. W. LAM, INC.

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 1999 AND 2000


                                              Note     1 9 9 9           2 0 0 0
                                             ------   ---------   ---------------------
                                                       HK$'000     HK $'000    US $'000

ASSETS

Current assets:
     Cash and bank deposits                     17      129,444     152,385     19,562
     Accounts receivable, net                    5      121,328     151,517     19,450
     Prepayments and deposits                    6        4,644       3,048        391
     Inventories, net                            7      131,513     207,249     26,604
                                                       ---------   ---------   --------
         Total current assets                           386,929     514,199     66,007

Property, machinery and equipment and            8      184,227     227,137     29,158
     capital leases, net                               ---------   ---------   --------

         Total assets                                   571,156     741,336     95,165
                                                       =========   =========   ========
LIABILITIES AND SHAREHOLDERS'
     EQUITY

     Current liabilities:
         Short-term bank borrowings              9      128,066     221,898     28,485
     Long-term bank loans, current portion      10        2,812       2,123        273
     Capital lease obligations, current portion 11        9,487      12,747      1,636
     Accounts payable                                    26,639      28,579      3,668
     Accrued liabilities                        12        6,672       9,657      1,240
     Due to a director                          18        3,101       4,426        568
     Taxation payable                           13       58,604      40,326       5,177
                                                       ---------   ---------   --------
         Total current liabilities                      235,381     319,756     41,047

Long-term bank loans, non-current portion       10        8,390       6,272        805
Capital lease obligations, non-current portion  11        7,727       6,993        898
Deferred taxation                               13        9,945      13,394      1,719
                                                       ---------   ---------   --------
         Total liabilities                              261,443     346,415     44,469
                                                       ---------   ---------   --------
Minority interests                                      153,672     186,060     23,885
                                                       ---------   ---------   --------
Shareholders' equity:
     Common stock, par value US$0.001 each:
     -   authorized - 25,000,000 shares

     -   outstanding and fully paid - 12,800,000            101        101          13
             shares
Preferred stock, par value US$0.001 each:
     -   authorized - 25,000,000 shares
     -   outstanding and fully paid - Series A                -          -          -
             preferred stock - 100,000 shares
     Additional paid-in capital                           3,960      3,960        508
     Retained earnings                                  151,980    204,800     26,290
                                                       ---------  ---------   --------
Total shareholders' equity                              156,041    208,861     26,811
                                                       ---------  ---------   --------
Total liabilities and shareholders' equity              571,156    741,336     95,165
                                                       =========  =========   ========

   The accompanying notes are an integral part of these financial statements.

Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = HK$7.79. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate. S. W. LAM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000


                                         Note      1 9 9 8       1 9 9 9             2 0 0 0
                                        ------    ----------    ----------    ----------------------
                                                   HK$'000       HK$'000       HK $'000    US $'000



Revenues
     Net sales                            19.a     449,236       658,790       959,070      123,115
     Contract processing fees                       33,360        17,012             -            -
                                                  ---------     ---------     ---------    ---------

Total revenues                                     482,596       675,802       959,070      123,115

Cost of sales and services                        (365,249)     (504,391)     (740,978)     (95,119)
                                                  ---------     ---------     ---------    ---------
     Gross profit                                  117,347       171,411       218,092       27,996

Selling, general and                               (53,540)      (83,508)     (114,390)     (14,684)
     administrative expenses
Interest expense                                    (5,513)      (11,588)      (19,492)      (2,502)
Interest income                                      1,065         3,234         6,216          798
Other income (expenses), net                          (480)       (1,716)       (3,322)        (426)
Loss on reduction in equity                              -        (2,100)            -            -
      interest in a subsidiary14                   ---------     ---------     ---------    ---------


         Income before income                       58,879        75,733        87,104       11,182
               taxes

Provision for income taxes                 13       (9,963)      (14,747)       12,432        1,596
                                                  ---------     ---------     ---------    ---------
         Income before                              48,916        60,986        99,536       12,778
              minority interests

Minority interests                                       -       (15,601)      (46,716)      (5,997)
                                                  ---------     ---------     ---------    ---------
         Net income and                             48,916        45,385        52,820        6,781
              comprehensive                       =========     =========     =========    =========
              income

Earnings per common stock                       HK$  3.82      HK$  3.55     HK$  4.13    US$  0.53
                                                ===========    ==========    ==========   ==========
Weighted average number of                     12,800,000     12,800,000    12,800,000   12,800,000
     common stocks                             ============   ===========   ===========  ===========



   The accompanying notes are an integral part of these financial statements.

Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = HK$7.79. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

                                 S. W. LAM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                                1 9 9 8    1 9 9 9               2 0 0 0
                                               ---------  ---------    -----------------------------
                                                HK$'000    HK$'000     HK $'000      US $'000


Cash flows from operating activities:
Net income                                       48,916    45,385      52,820         6,781
Adjustments to reconcile net income to net
     cash provided by operating activities -
     Depreciation of property, machinery and     23,147    39,605      55,580         7,135
         equipment
Loss on disposal of fixed assets                      -        49           -             -
     Loss on reduction in equity interest in a        -     2,100           -             -
         subsidiary
Minority interests                                    -    15,601      46,716         5,997

(Increase) Decrease in operating assets -
     Accounts receivable, net                   (39,851)  (41,907)    (30,189)       (3,876)
     Prepayments and deposits                    (1,961)   (1,580)      1,596           205
     Inventories, net                           (35,402)  (30,368)    (75,736)       (9,722)
     Due from a director                          3,681         -           -             -
Increase (Decrease) in operating liabilities -
     Accounts payable                             9,773     4,318       1,940           249
     Deposits from customers                     (9,107)        -           -             -
     Accrued liabilities                            977     3,764       2,985           383
     Due to a director                            8,014    (4,909)      1,325           170
     Taxation payable                            (1,442)   14,600     (18,278)       (2,346)
     Deferred taxation                            7,742         -       3,449           443
                                                --------  --------   ----------     ---------
Net cash provided by operating activities        14,487    46,658      42,208         5,419
                                                --------  --------   ----------     ---------
Cash flows from investing activities:
Additions to property, machinery and            (92,465)  (67,781)    (83,420)      (10,709)
     equipment                                  --------  --------   ----------     ---------

Cash flows from financing activities:
Dividend paid to a minority shareholder of a          -         -     (14,328)       (1,839)
     subsidiary
Net proceeds from issuance of convertible note   77,500         -           -             -
Cash proceeds received from minority interests        -    58,671           -             -
(Decrease) Increase in bank overdrafts             (434)    1,538      (1,953)         (251)
Increase in trust receipts bank loans            26,342    80,988      85,785        11,012
New short-term bank loans                             -     2,000      12,000         1,540
Repayment of short-term bank loans                    -         -      (2,000)         (257)
New long-term bank loans                          2,155     2,000           -             -
Repayment of long-term bank loans                (2,193)   (2,288)     (2,807)         (360)
Repayment of capital element of capital lease    (9,881)   (8,559)    (12,544)       (1,610)
     obligations                                --------  --------   ----------     ---------

Net cash provided by financing activities        93,489   134,350      64,153         8,235
                                                --------  --------   ----------     ---------
Net increase in cash and bank deposits           15,511   113,227      22,941         2,945
Cash and bank deposits, as of beginning of year     706    16,217     129,444        16,617
                                                --------  --------   ----------     ---------
Cash and bank deposits, as of end of year        16,217   129,444     152,385        19,562
                                                ========  ========   ==========     =========

   The accompanying notes are an integral part of these financial statements.

Translation of amounts from Hong Kong dollars ("HK$") into United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2000 of US$1.00 = HK$7.79. No representation is made that the Hong Kong dollars amounts could have been, or could be, converted into United States dollars at that rate or at any other rate. S. W. LAM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000


                                Common Stock          Series A Preferred Stock
                                Number of             Number of                    Additional     Retained
                                 shares     Amount    Shares       Amount       paid-in-capital   earnings
                                 '000       HK$'000   '000         HK$'000          HK$'000        HK$'000
                               ----------- --------  ----------   ---------     ---------------  ----------

Balance as of March 31, 1997     12,800       101     100           -                3,960         57,679

Net income                            -         -       -           -                    -         48,916
                                --------     -----   -----       ------             -------      ---------
Balance as of March 31, 1998     12,800       101     100           -                3,960        106,595

Net income                            -         -       -           -                    -         45,385
                                --------     -----   -----       ------             -------      ---------
Balance as of March 31, 1999     12,800       101     100           -                3,960        151,980

Net income                            -         -       -           -                    -         52,820
                                --------     -----   -----       ------             -------      ---------
Balance as of March 31, 2000     12,800       101     100                            3,960        204,800
                                ========     =====   =====       ======             =======      =========



   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                -------------------------------------------------




1.   ORGANIZATION AND OPERATIONS
     ---------------------------

S. W. Lam, Inc. ("the Company"), formerly known as New Wine Inc., was incorporated on April 12, 1994 in the State of Tennessee, the United States of America. On October 10, 1996, the Company effected a change of domicile by reincorporating in the State of Nevada, the United States of America, and changed its name from New Wine Inc. to S.W. Lam, Inc. The Directors consider Good Day Holdings Limited, a company incorporated in the British Virgin Islands, to be the ultimate holding company.

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

Prior to April 1, 1999, the Group's business activities in the PRC were conducted through a series of contract processing arrangements with China National Pearl, Diamond, Gem and Jewellery Import and Export Corporation ("CNPIEC"), Tai Yuan Jewellery Crafts Factory ("TYJCF") and Shenzhen Jia Yi Jewellery Co., Ltd. ("SJYJC"), which are among the few entities authorized to engage in the production and trading of gold and silver products in the PRC. Pursuant to the contract processing agreements with CNPIEC and TYJCF, the Group operated production plants in Beijing and Tai Yuan, the PRC, to produce jewellery products. The Beijing and Tai Yuan plants also provided contract processing services to PRC customers at the instruction and on behalf of CNPIEC and TYJCF, and shared a portion of the contract processing fees received by them. In accordance with the contract processing agreements, CNPIEC and TYJCF have undertaken to pay for all of the Group's PRC tax liabilities, if any, relating to the Group's operations under the above-mentioned activities. In addition, the Group entered into an agreement with SJYJC for the production of gold and silver products in Shenzhen, the PRC. During the year ended March 31, 2000, the Group ceased to conduct business activities in the PRC through the contract processing agreements with CNPIEC, TYJCF and SJYJC.

On May 28, 1998, the Group established its own production facility in Sha Tau Kok, Shenzhen, the PRC ("the Sha Tau Kok Facility"). The Sha Tau Kok Facility was operated by Hang Fung Fung Jewellery (Shenzhen) Co., Ltd. ("HFJSC"), a wholly owned subsidiary of the Company. The Sha Tau Kok Facility commenced commercial production in July 1998.

On December 4, 1997, Hang Fung Gold Technology Limited ("HFGTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda (as amended) and became a wholly owned subsidiary of the Company. On February 27, 1999, HFGTL became the holding company of the subsidiaries of the Company, except for Quality Prince Limited, pursuant to a group reorganization scheme which included exchanges of shares. On March 16, 1999, HFGTL was listed on The Stock Exchange of Hong Kong Limited.

2.   BASIS OF PRESENTATION
     ---------------------

Since HFGTL and the subsidiaries of the Company were owned by the same shareholders immediately before and after the reorganization, it has been accounted as a reorganization of entities under common control similar to a pooling of interest.

3.   SUBSIDIARIES
     ------------

Details of the Company's subsidiaries (which together with the Company are collectively referred to as "the Group") as of March 31, 2000 were as follows:


                                Place of        Percentage of
                             incorporation/    equity interest       Principal
               Name            operations           held            activities
              ------         --------------    ---------------     -------------

Quality Prince Limited       British Virgin         100%            Investment
                                 Islands                              holding

Hang Fung Gold Technology        Bermuda           53.145%          Investment
  Limited                                                             holding

Hang Fung Jewellery Company     Hong Kong          53.145%        Production and
  Limited                                                      selling of jewellery
                                                                     products

Hang Fung Jewellery              The PRC           53.145%         Processing of
  (Shenzhen) Co., Limited                                       jewellery products

Kai Hang Jewellery Company      Hong Kong          53.145%           Property
  Limited                                                             holding

Macadam Profits Limited      British Virgin        53.145%          Investment
                                 Islands                              holding

Soycue Limited               British Virgin        53.145%           Inactive


There is no restriction on the distribution of the subsidiaries' retained earnings.


4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of consolidation
     ----------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of subsidiaries acquired or disposed of during the year are recorded from or to their effective dates of acquisition or disposal. All material intra-group transactions and balances have been eliminated on consolidation.

b.   Subsidiaries
     ------------

     A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its voting share capital for the long term.

c.   Inventories
     -----------

     Inventories are stated at the lower of cost, on a first-in, first-out basis, and market value. Costs of work-in-progress and finished goods include direct materials, direct labour and an attributable portion of production overheads.

d.   Property, machinery and equipment and capital leases
     ----------------------------------------------------

     Property, machinery and equipment and capital leases are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

                  Leasehold land                                   50 years
                  Building                                         20 years
                  Machinery and equipment                          5 to 10 years
                  Motor vehicles                                   5 years
                  Furniture, fixtures and office equipment         5 years


     Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred.

     Impairment loss on property, machinery and equipment is recognized when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges) indicates that future operations will not produce sufficient revenue to cover the related future costs, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on fair value of the assets.

e.   Sales
     -----

     Sales comprise (i) the invoiced value of merchandise supplied to customers, net of sales returns and allowances, which are recognized when merchandise is shipped and title is passed to customers, (ii) contract processing fees, which are recognized when the contract processing service is rendered, and
     (iii) rental income, which is recognized on a straight-line basis over the period of the relevant lease.

     Deposits or advanced payments from customers prior to passage of title of goods and the expiration of right of return are recorded as deposits from customers.

     ------------------------------------------

f.   Advertising and promotion costs
     -------------------------------

     The costs of advertising and promotion are expensed in the period in which they are incurred.

g.   Staff retirement benefits
     -------------------------

     Costs of staff retirement benefits are recognized as an expense in the period in which they are incurred.

h.   Borrowing costs
     ---------------

     Borrowing costs are recognized as an expense in the period in which they are incurred.

i.   Income taxes
     ------------

     The Group accounts for income tax under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all temporary differences between the tax and financial statement bases of assets and liabilities.

j.   Leases
     ------

     Capital leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under capital leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest expenses, which represent the difference between the minimum payments at the inception of the finance leases and the corresponding fair value of the assets acquired, are allocated to accounting periods over the period of the leases to produce a constant rate of charge on the outstanding balance.

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

k.   Off-balance-sheet instruments
     -----------------------------

     Off-balance-sheet instruments arise from futures, forward, swap and option transactions undertaken by the Group in the foreign exchange, interest rate, commodity and equity markets. The accounting for these instruments is dependent upon whether the transactions are undertaken for speculative or hedging purposes.

     Financial instruments undertaken for speculative purposes are marked to market and any gain or loss is recognized in the statements of operations.

     ------------------------------------------

l.   Comprehensive income
     --------------------

     The Group has adopted Statement of Financial Accounting Standard No. 130, which establishes guidance for the reporting and display of comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity that resulted from recognized transactions and other economic events of the period other than transactions with shareholders. Adoption of the standard had no impact on the Group's consolidated financial position, results of operations or cash flows since the Group had no items of other comprehensive income other than those recorded in the consolidated statements of operations.

m.   Foreign currency translation
     ----------------------------

     A substantial portion of the Group's sales, purchases and expenses are in Hong Kong dollars. Management believes that maintaining books and records in Hong Kong dollars will enable financial results and relationships to be measured with more relevance and reliability.

     In the financial statements of the individual companies, transactions in other currencies during the year are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. All such exchange differences are dealt with in the individual companies' statements of operations. The net (loss) gain from foreign currency transactions included in the statements of operations was approximately HK$(12,000), HK$149,000 and HK$127,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

n.   Earnings per common stock
     -------------------------

     Basic earnings per common stock is computed in accordance with Statement of Financial Accounting Standards No. 128 by dividing net income for each year by the weighted average number of shares of common stock outstanding during the years. The numerator in calculating basic earnings per common share for each year is the reported net income. The denominator is based on the weighted average number of common stocks of 12,800,000 shares for the years ended March 31, 1998, 1999 and 2000.

o.   Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

p.   Fair value of financial instruments
     -----------------------------------

     All financial instruments of the Group are carried at cost, which approximate their fair values.

5.   ACCOUNTS RECEIVABLE
     -------------------

Accounts receivable consisted of:

                                     1 9 9 9                2 0 0 0
                                   -----------       -----------------------
                                    HK $'000         HK $'000      US $'000

Trade receivables                    127,354          159,017        20,413
Less: Allowance for bad              (6,026)          (7,500)         (963)
     and doubtful accounts          ---------        ---------     ---------

Accounts receivable, net             121,328          151,517        19,450
                                    =========        =========     =========

a: During the year ended March 31, 2000, the Group wrote off trade receivables of approximately HK$3,526,000, which was charged against allowance for bad and doubtful accounts.


6.  PREPAYMENTS AND DEPOSITS
     ------------------------

Prepayments and deposits consisted of:


                                       1 9 9 9             2 0 0 0
                                     ----------  ----------------------------
                                      HK $'000    HK $'000          US $'000

Deposits for acquisition of
     raw materials and
     equipment                         3,709       2,115               272
Rental and utility deposits              513         515                66
Prepayments                              219         137                17
Others                                   203         281                36
                                      -------     -------           -------
                                       4,644       3,048               391
                                      =======     =======           =======

7.   INVENTORIES
     -----------

Inventories consisted of:

                                   1 9 9 9             2 0 0 0
                                   --------     -----------------------
                                   HK $'000     HK $'000      US $'000

Raw materials                      58,734        86,937        11,160
Finished goods                     74,779       122,312        15,701
                                 ---------     ---------      --------
                                  133,513       209,249        26,861

Less: Allowance for obsolete      (2,000)       (2,000)         (257)
     and slow-moving             ---------     ---------      --------
     inventories

Inventories, net                  131,513       207,249        26,604
                                 =========     =========      ========

As of March 31, 1999 and 2000, inventories of approximately HK$121,542,000 and HK$207,327,000, respectively, were held under trust receipts bank loans.

8.   PROPERTY, MACHINERY AND EQUIPMENT AND CAPITAL LEASES
     ----------------------------------------------------

Property, machinery and equipment and capital leases consisted of:

                                   1 9 9 9                2 0 0 0
                                  ----------       -----------------------
                                   HK $'000        HK $'000       US $'000

Property, machinery and
     equipment:
     Leasehold land & building         1,973         1,973           253
     Machinery &equipment            186,081       240,784        30,910
     Motor vehicles                      920           920           118
     Furniture, fixtures &
         officer equipment            39,540        64,682         8,303

Capital leases:
     Machinery & equipment            38,178        56,823         7,295
                                    ---------     ---------      --------
Cost                                 266,692       365,182        46,879

Less Accumulated depreciation
     Property, machinery
     & equipment                    (65,499)     (112,053)      (14,384)
     Capital leases                 (16,966)      (25,992)       (3,337)
Property, machinery and             ---------     ---------      --------
     equipment and capital
     leases, net                     184,227       227,137       29,158
                                    =========     =========      ========

As of March 31, 1999 and 2000, all of the Group's leasehold land and building was situated in Hong Kong and were held under a long-term lease.

     ----------------------------------------------------

As of March 31, 1999 and 2000, leasehold land and building with a net book value of approximately HK$1,973,000 and HK$1,973,000, respectively, were mortgaged and machinery and equipment with a net book value of approximately HK$1,395,000 and HK$1,116,000, respectively, were pledged as collateral of certain of the Group's banking facilities.

9.  SHORT-TERM BANK BORROWINGS
     --------------------------

Short-term bank borrowings comprised:

                                   1 9 9 9                  2 0 0 0
                                  ---------      -------------------------------
                                  HK $'000       HK $'000              US $'000

Bank overdrafts                     4,524          2,571                   330
Short-term bank loans               2,000         12,000                 1,540
Trust receipts bank loans         121,542        207,327                26,615
                                 ---------      ---------              ---------
                                  128,066        221,898                28,485
                                 =========      =========              =========

Short-term bank borrowings were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate to Hong Kong prime lending rate plus 3.5%, which ranged from 8.75% to 12.25% per annum as of March 31, 1999 and 8.25% to 12.25% per annum as of March 31, 2000. Refer to Note 17 for details of the Group's banking facilities.

Supplemental information with respect to short-term bank borrowings for the years ended March 31, 1999 and 2000 is as follows:

                        Maximum             Average            Weighted              Weighted
                        amount              amount         average interest      average interest
                      outstanding        outstanding           rate at                rate
                    during the year    during the year   the end of the year     during the year
                    ---------------    ---------------   -------------------     ----------------
                        HK $'000           HK $'000


Year ended March 31,
     1999

Bank overdrafts           9,800            8,713             10.93%                  11.73%
                        ========         ========           ========                ========
Short-term bank loans     2,000              667             8.75%                    8.81%
                        ========         ========           ========                ========
Trust receipts bank
loans                   123,500           80,914             9.33%                   10.12%
                        ========         ========           ========                ========
Year ended March 31,
     2000

Bank overdrafts           9,951            7,388            10.77%                   11.84%
                        ========         ========           ========                ========
Short-term bank loans    12,000            7,000             9.13%                    9.23%
                        ========         ========           ========                ========

Trust receipts bank
 loans                 213,004          166,946             8.95%                     9.10%
                       ========         ========           ========                ========

10.  LONG-TERM BANK LOANS

Long-term bank loans were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate plus 0.25% to 3.25%, which ranged from 9% to 11.75% per annum as of March 31, 1999 and 8.5% to 11.5% per annum as of March 31, 2000. Refer to Note 17 for details of the Group's banking facilities.

Aggregate maturities of long-term bank loans are as follows:

                                       1 9 9 9              2 0 0 0
                                     ----------------------------------------
                                      HK $'000      HK $'000        US $'000
                                     ----------    ----------      ----------
Payable during the following
     periods

    -   Within one year               2,812          2,123             273

    -   Over one year but not         2,137          1,033             133
        exceeding two years

    -   Over two years but not        1,043          1,149             147
        exceeding three years

    -   Over three years but not      1,153          1,278             164
        exceeding four years

    -   Over four years but not       1,274          1,421             182
        exceeding five years

    -   Over five years               2,783          1,391             179
                                     --------      --------        --------
Total bank loans                      11,202         8,395           1,078

Less: Current portion                (2,812)        (2,123)           (273)
                                     --------      --------        --------
Non-current portion                   8,390          6,272             805
                                     ========      ========        ========

11.  CAPITAL LEASE OBLIGATIONS

Future minimum lease payments under the capital leases, together with the present value of the minimum lease payments, were:

                                   1 9 9 9            2 0 0 0
                                   --------    -----------------------
                                   HK $'000    HK $'000       US $'000

Payable during the following
     periods

    -   Within one year             10,780      14,253          1,830


    -   Over one year but not        7,477       5,271            676
        exceeding two years

    -   Over two years but not         693       2,267            291
        exceeding three years

Total minimum lease payments         18,950      21,791          2,797
Less: Amount representing            (1,736)     (2,051)          (263)
     future interest                --------    ---------      ---------

Present value of minimum             17,214      19,740          2,534
     lease
Less: Current portion                (9,487)    (12,747)        (1,636)
                                    --------    ---------      ---------
Non-current portion                   7,727       6,993            898
                                    ========    =========      =========

12.  ACCRUED LIABILITIES
     -------------------

Accrued liabilities comprised:

                                      1 9 9 9              2 0 0 0
                                     -----------   -------------------------
                                     HK $'000       HK $'000      US $'000

Accruals for operating expenses


     -   Professional fees               680           833           107


     -   Workers' wages & bonus        2,716         3,473           446

     -   Management bonus              3,100         3,950           507

     -   Rental expenses                 150           324            41

     -   Others                           26           184            24

Accrued interest expense                   -           893           115
                                      -------       --------      -------
                                       6,672         9,657         1,240
                                      =======       ========      =======


13.  PROVISION FOR INCOME TAXES
     ---------------------------

Provision for income taxes consisted of the following:

                                    1 9 9 8    1 9 9 9          2 0 0 0
                                    -------    -------   ----------------------
                                    HK$'000    HK$'000   HK$'000        US$'000

Current tax
     -   Hong Kong profits tax      (2,212)   (13,000)   (5,217)          (670)
     -   PRC business tax and
          enterprise income tax (a) (6,477)    (4,253)        -              -

Over - provision in prior years
     -   Hong Kong profits tax (b)        -          -    21,098          2,709
     -   PRC business tax and
         enterprise income tax (a)    6,477      2,506         -              -
Deferred tax                         (7,751)         -    (3,449)          (443)
                                   ----------  --------  ---------       -------
                                     (9,963)   (14,747)   12,432          1,596
                                   ==========  ========  =========       =======
Notes -

a: Prior to April 1, 1999, the Group received contract processing fees based on the utilization of equipment and technology provided by the Group to its PRC contracting partners. Provision for PRC taxes in relation to these fees had been made for periods prior to April 1, 1999.

     --------------------------

b: A substantial portion of the Group's business activities were conducted in the PRC. Accordingly, the Group was entitled to a 50 : 50 offshore claim in reporting its Hong Kong profits tax, under which the profit attributable to the Group's PRC activities is exempted from Hong Kong profits tax. Prior to April 1, 1999, the Group's 50 : 50 offshore claim was under review by the Hong Kong Inland Revenue Department ("the IRD") and a provision for Hong Kong profits tax in respect of the Group's offshore profit was recorded.

     During the year ended March 31, 2000, the Group's 50 : 50 offshore claim was agreed by the IRD and Hong Kong profits tax in respect of the Group's offshore profit was exempted. In addition, excess provision for Hong Kong profits tax recorded prior to April 1, 1999 amounting to approximately HK$21,098,000 was written back in the year March 31, 2000.

The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. Subsidiaries with business operations in Hong Kong are subject to Hong Kong profits tax at a rate of 16.5% for the year ended March 31, 1998 and 16% for the years ended March 31, 1999 and 2000. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempted from payment of the British Virgin Islands income taxes. The Bermuda subsidiary is incorporated under the Companies Act 1981 of Bermuda (as amended) as an exempted company and, accordingly, is exempted from payment of Bermuda income taxes until 2016. Hang Fung Jewellery (Shenzhen) Co., Ltd., a company established and operated in the PRC, is subject to enterprise income tax at the rate of 33% (30% state income tax and 3% local income tax). However, it is exempted from PRC state income tax and local income tax for two years starting from the first year of profitable operations, followed by a 50% reduction for the following three years. No PRC enterprise income tax was provided as Hang Fung Jewellery (Shenzhen) Co., Ltd. was in a loss position.

The reconciliation of the Hong Kong statutory tax rate to the effective income tax rate based on the income before income taxes as stated in the consolidated statements of operations is as follows:

                                    1 9 9 8     1 9 9 9       2 0 0 0
                                   ---------   ---------     ---------
Hong Kong statutory income
     tax rate                        16.5%       16.0%         16.0%
Non-taxable income arising
     from activities which
     qualified as offshore              -           -           (8.0%)
General provision on tax
     charged in foreign
     jurisdiction                    11.4%        6.8%             -
Over-provision of taxation
     in prior years                 (11.0%)      (3.3%)        (24.2%)
Deferred tax assets for
      which no benefits have
      been recognized due to
     the establishment of
     valuation allowance                -           -           2.8%
Other deductible activities             -           -          (0.9%)
                                  ---------  ----------   ------------
                                   16.9%       19.5%       (14.3%)
                                  =========  ==========   ============

     --------------------------

Components of deferred tax balances as of March 31, 1999 and 2000 are as follows:

                                          1 9 9 9          2 0 0 0
                                          -------         ---------------------
                                          HK$'000         HK$'000       US$'000

Tax effect of accumulated
         difference between
         taxation allowance and
         deprecation expenses                9,945          13,394        1,719

Loss of a subsidiary to be
         utilized for offsetting future
         taxable income                          -          (2,470)        (317)
                                           --------        ---------    --------

                                              9,945         10,924        1,402

Valuation allowance                               -          2,470          317
                                           --------       ---------     --------
                                              9,945         13,394        1,719
                                           ========       =========     ========

The retained earnings of the foreign subsidiaries would be subject to additional taxation if distributed. In the opinion of the Directors these retained earnings are, at the present time, required to finance the continuing operation of the subsidiaries and, accordingly, no provision for additional taxation has been made.


14.  LOSS ON REDUCTION IN EQUITY INTEREST IN A SUBSIDIARY
     ----------------------------------------------------

On February 27, 1999, Hang Fung Jewellery Company Limited, a subsidiary of the Company, redeemed its redeemable preferred stocks and Phenomenal Limited, the redeemable preferred stock holder applied the redeemed proceeds, US$10,000,000 to subscribe for 582,800 shares of common stock of HFGTL, a then wholly owned subsidiary of the Company, at US$17.16 each. On March 9, 1999, HFGTL sold
78,750,000 common stock at HK$0.9 in a public offering, receiving a net cash proceeds of HK$58,671,000, after deducting the common stock issuance expenditure. Immediately after the public offering, HFGTL capitalized share premium of approximately HK$23,425,000 for the issuance of 234,250,000 shares on a pro rata basis to the shareholders of HFGTL before the public offering. Thus, after the share subscription and the capitalization, Phenomenal Limited holds 68,843,250 shares of HFGTL. These equity transactions resulting in a dilution of the Company's effective percentage of shareholding of HFGTL from 100% to 53.145%. The loss resulting from reduction of the Company's equity interest in HFGTL of approximately HK$2,100,000 was charged to the consolidated statements of operations for the year ended March 31,1999.

15.  COMMITMENTS AND CONTINGENT LIABILITIES
     --------------------------------------

a.   Capital commitments

     As of March 31,  1999 and  2000,  the Group  had  capital  commitments  for
     acquisition   of  machinery  and  equipment   amounting  to   approximately
     HK$1,535,000 and HK$1,675,000, respectively.

b.   Operating lease commitments

     The Group has various operating lease agreements for staff quarters, factory premises, warehouses and motor vehicles under non-cancellable operating leases which extend to September 2006. Rental expenses for the years ended March 31, 1998, 1999 and 2000 were approximately HK$4,745,000, HK$4,523,000 and HK$3,836,000 respectively. As of March 31, 1999 and 2000, future rental payments under agreements classified as operating leases with non-cancellable terms are as follows:


                                       1 9 9 9              2 0 0 0
                                      ---------     --------------------------
                                       HK$'000       HK$'000          US$'000

Payable during the
  following periods:
     -   Within one year                 2,951         2,364            303
     -   Over one year but not           2,229           504             65
         exceeding two years
     -   Over two years but not            504           495             64
         exceeding three years
     -   Over three years but not          495           448             57
         exceeding four years
     -   Over four years but not           448           460             59
         exceeding five years
     -   More than five years            1,163           701             90
                                        -------       -------         ------
                                         7,790         4,972            638
                                        =======       =======         ======

c.   Contingent liabilities

     Contingent liabilities not provided in the financial statements were:


                                         1 9 9 9            2 0 0 0
                                        ---------    ------------------------
                                         HK$'000      HK$'000        US$'000

      Discounted bills with recourse       2,605        1,798           231
                                         =======      =======        ======

16.  RETIREMENT PLAN

The Group's employees in the PRC are all employed on a contract basis and consequently the Group has no obligation for pension liabilities of these employees.

The employees of the Group's operation in Hong Kong after completing twelve month's service may join the Group's defined contribution pension fund managed by an independent trustee. Both the Group and the employees make monthly contributions to the scheme of 5% of the employees' basic salaries. The employees are entitled to receive their entire contribution together with accrued interest thereon at any time upon leaving the Group, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of between 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and the accrued interest thereon are used to reduce future employer's contributions. The aggregate amount of the Group's employer contributions (net of forfeited contributions) for the years ended March 31, 1998, 1999 and 2000 was approximately HK$145,000, HK$93,000 and HK$184,000, respectively.

As of March 31, 1999 and 2000, certain employees of the Group have completed the required number of years of service under the Hong Kong Employment Ordinance ("the Ordinance") to be eligible for long service payments on termination of their  employment.  The  Group is only  liable to make  such  payments  when the termination meets the circumstances specified in the Ordinance. If the termination of employment of all these employees meets the circumstances specified by the Ordinance, the Group's liability as of March 31, 1999 and 2000 would be as follows:


                                 1 9 9 9                2 0 0 0
                                ---------      --------------------------
                                 HK$'000        HK$'000           US$'000

Amount not provided in the
     financial statements         231             123                16
                                 =====           =====             =====

17.  BANKING FACILITIES
     ------------------

As of March 31, 1999 and 2000, the Group had aggregate banking facilities of approximately HK$184,807,000 and HK$279,315,000, respectively, from several banks for bank overdrafts, loans and trade financing. Unused facilities as of the same date amounted to approximately HK$27,926,000 and HK$37,736,000, respectively. These facilities were secured by:

a. pledge of machinery and equipment with an aggregate net book value of approximately HK$1,395,000 and HK$1,116,000 as of March 31, 1999 and 2000, respectively;

b. mortgage over the Group's leasehold land and building with a net book value of approximately HK$1,973,000 and HK$1,973,000 as of March 31, 1999 and 2000, respectively;

c.   the Group's inventories held under trust receipts bank loans;

     -------------------

d. pledges of the Group's bank deposits of HK$60,150,000 and HK$117,575,000 as of March 31, 1999 and 2000, respectively;

e. guarantee from the Government of the Hong Kong Special Administrative Region under the Special Finance Scheme for Small and Medium Enterprises amounting to Nil and HK$2,000,000 as of March 31, 1999 and 2000, respectively;

f. mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company;

g.   personal  guarantees  provided  by Mr.  Lam Sai Wing and Ms.  Chan Yam Fai,
     Jane;

h. assignment of the benefits in respect of the keyman insurance for Mr. Lam Sai Wing, a director of the Company, amounting to Nil and HK$20,000,000 as of March 31, 1999 and 2000, respectively; and

i.   corporate guarantee provided by the Company.

In addition, the Group has undertaken to comply with restrictive covenants imposed by a bank.


18.  RELATED PARTY TRANSACTIONS
     --------------------------

a.   The Group entered into the following transactions with related parties:


                                  1 9 9 8   1 9 9 9         2 0 0 0
                                 --------- ---------  --------------------
                                  HK$'000   HK$'000    HK$'000     US$'000

     Rental paid to Ms. Chan Yam   1,350         -          -           -
          Fai, Jane

     Rental paid to Mr. Lam Sai        -       162        324          42
          Wing                    =======   =======     ======      ======

b.   The Group had the following outstanding balances with a director:

                                               1 9 9 9             2 0 0 0
                                              ---------    ---------------------
                                               HK$'000     HK$'000       US$'000

         Due to a director
              - Mr. Lam Sai Wing                3,101       4,426         568
                                               =======     =======       ======

     The balances due to a director were unsecured, non-interest bearing and without pre-determined repayment terms.

c. The Group's banking facilities were secured by, among others, mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane.

19.  SEGMENT INFORMATION
     -------------------

a.   Revenue

                                           1 9 9 8     1 9 9 9           2 0 0 0
                                          ---------   ---------  -----------------------
                                           HK$'000     HK$'000    HK$'000       US$'000


         Hong Kong operation -

         Sales of jewellery products to
              customers in
              - Hong Kong                   80,058    54,929     147,592        18,946
              - The PRC                     77,527   122,659     254,418        32,659
              - Middle East                 72,161   108,086      85,073        10,921
              - South East Asia             94,739   128,352     134,517        17,268
              - Europe                      45,614   136,880     188,065        24,142
              - United States of America    79,137   107,884     149,405        19,179
                                          --------- ---------   ---------     ---------
                                           449,236   658,790     959,070       123,115
                                          ========= =========   =========     =========
         The PRC operation -

         Contract processing fees           33,360    17,012           -             -
                                          ========= =========   =========     =========

b.   Operating profit *
     ------------------

                                   1 9 9 8     1 9 9 9            2 0 0 0
                                  ---------   ---------     --------------------
                                   HK$'000     HK$'000      HK$'000      US$'000

         Hong Kong operation       27,103      69,943      103,702        13,312

         The PRC operation         36,704      17,960            -             -
                                  --------    --------    ---------      -------
         Total                     63,807      87,903      103,702        13,312
                                  ========    ========    =========      =======

*    Operating  profit  represents  gross  profit  less  selling,   general  and
     administrative expenses.

c.   Identifiable assets
     -------------------

                                       1 9 9 9                  2 0 0 0
                                      ---------        ------------------------
                                       HK$'000          HK$'000        US$'000

         Hong Kong                     417,179         636,947         81,765
         The PRC                       153,977         104,389         13,400
                                      ---------       ---------       --------
         Total                         571,156         741,336         95,165
                                      =========       =========       ========

     -------------------

d.   Major customers

     Details of individual customers accounting for more than 5% of the Group's sales are as follows:

                                            1 9 9 8    1 9 9 9       2 0 0 0
                                           ---------  ---------     ---------
         Chow Tai Fook Jewellery
               Company Limited                5.9%       2.0%          2.9%
         Sam Ming Tong Jewellery
               Company Limited                5.5%       4.9%          3.8%
                                             ======     ======        ======
e.   Major suppliers

     Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                            1 9 9 8    1 9 9 9        2 0 0 0
                                           ---------  ---------      ----------
         Heraeus Limited -
               supplied gold bullion          44.3%     62.9%         67.4%
         AGR Hong Kong Limited                 7.5%      3.6%          2.3%
         Degussa China Limited                 6.9%      4.6%          3.2%
              Chinese Wall
              Technology Company
              Limited                             -         -          7.8%
         Johnson Matthey Hong
              Kong Limited                     3.3%      2.0%          5.8%
                                              ======    ======        ======

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

b.   Concentration of credit risk
     ----------------------------

     Concentration of accounts receivable as of March 31, 1999 and 2000 is as follows:

                                                           1 9 9 9    2 0 0 0
                                                          ---------  ----------

         Five largest accounts receivable                   18.5%      21.6%
                                                           =======    =======

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in the aggregate have not exceeded management's projections.

c.   Dependence on a limited number of suppliers
     -------------------------------------------

     The Group purchases raw materials from a limited number of suppliers. Concentration on the Group's suppliers for the years ended March 31, 1998, 1999 and 2000 is as follows:

                                                  1 9 9 8    1 9 9 9     2 0 0 0
                                                 ---------  ---------   --------
         Purchases from five largest suppliers     66.2%      77.0%       89.0%
                                                  =======    =======     =======


21.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     ------------------------------------------------

a.   Cash paid for interest and income taxes are as follows:

                                                           1 9 9 8  1 9 9 9             2 0 0 0
                                                           -------  -------      ---------------------
                                                           HK$'000  HK$'000      HK$'000       US$'000

         Interest paid                                     5,513    11,588       18,599         2,387
                                                          =======  ========     ========       =======

         Income taxes                                      3,664       147        2,397           308
                                                          =======  ========     ========       =======

b.   Cash received for interest income are as follows:

                                                           1 9 9 8    1 9 9 9          2 0 0 0
                                                           -------    -------     ------------------
                                                           HK$'000    HK$'000     HK$'000    US$'000

         Interest received                                 1,065       3,234      6,216        798
                                                          =======     =======    =======      =====


c.   Non-cash investing activities

     During the years ended March 31, 1998, 1999 and 2000, capital lease obligations of approximately HK$29,644,000, HK$2,234,000 and HK$15,070,000, respectively, were incurred to finance the Group's additions of new machinery and equipment.

22.      OTHER SUPPLEMENTAL INFORMATION

                                                   1 9 9 8    1 9 9 9          2 0 0 0
                                                  ---------  --------- ----------------------

                                                   HK$'000    HK$'000   HK$'000      US$'000

         Depreciation of property, machinery and
               equipment
              - owned assets                       15,634      31,970   44,215         5,676
              - assets held under capital leases    7,513       7,635   11,365         1,459
         Loss on disposal of property, machinery
              and equipment                             -          49        -             -
         Allowance for bad and doubtful accounts        -       2,500    5,000           642
         Allowance for obsolete and slow-moving
              inventories                               -       2,000        -             -
         Derivative trading loss *                      -           -      497            64
         Interest expenses for
              - bank overdrafts and loans           4,475       9,585   17,636         2,264
              - capital lease obligations           1,038       2,003    1,856           238
         Operating lease rentals for
              - premises                            4,745       4,443    3,754           482
              - machinery & equipment                   -          80       82            11
         Advertising and promotion expenses         1,331       1,154      804           103
         Repairs and maintenance expenses             667         721      774            99
         Rental income                                 55         101       48             6
         Net foreign exchange (loss) gain             (12)        149      127            16
         Interest income from bank deposits         1,065       3,234    6,216           798
                                                   =======     =======  =======        ======


* During the year ended March 31, 2000, the Group entered into forward contracts for trading of gold, resulting in a loss of approximately HK$497,000. There was no outstanding forward contract as of March 31, 1999 and 2000.

23.  SUBSEQUENT EVENTS
     -----------------

The following significant events took place subsequent to March 31, 2000:

a. The Group is under negotiation to enter into a joint venture agreement with a company related to Phenomenal Limited, a minority shareholder of the HFGTL, and an independent third party to establish an internet portal for trading in gold, other precious metal and jewellery products. According to the negotiation, each of the Group and the two venture partners would own a 33.33% interest in the joint venture. In addition, the Group has agreed to provide the joint venture a loan of HK$7,000,000 for the development of its internet business. The loan is unsecured, non-interest bearing and subordinated to other third party liabilities of the joint venture.

b. In June, 2000, the Group entered into an agreement with New Epoch Holdings International Limited ("NEHIL"), an independent third party, whereby HFGTL agreed to acquire a 49.9% interest in New Epoch Information (BVI) Limited ("NEIBVI"), a company engaged in the development of internet portal for online trading ("the Acquisition"). The purchase price for the 49.9% interest in NEIBVI amounted to approximately HK$186,000,000, which would be satisfied by the issue of 1,632,000,000 new shares of HFGTL at HK$0.114 each. Upon completion of the Acquisition, NEHIL will own approximately 34.1% of the issued voting shares of HFGTL and the Group's interest in HFGTL will be reduced to approximately 35%.

     In addition, HFGTL has agreed to provide NEIBVI a loan facility upon completion of the Acquisition. The amount of the loan facility is the higher of (i) HK$50,000,000 and (ii) two-thirds of the amount of the net proceeds of equity or debt issue of HFGTL from time to time subsequent to the Acquisition. The loan facility bears interest at Hong Kong prime lending rate plus 2.5% and will be used for developing the internet business of NEIBVI.