Form 10-K/A
period 2000-03-31
LAM SW INC
filed 2000-07-27
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

          Nevada                                         62-1563911
--------------------------------         ---------------------------------------
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

     None.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

     The following table sets forth certain information regarding the directors and executive officers of the Company.

   Name                     Age     Position
  ------                   -----   ----------
Lam Sai Wing..............   45     Chairman, Chief Executive Officer and
                                    President
Chan Yam Fai, Jane........   37     Vice President, Chief Financial Officer and
                                    Director
Ng Yee Mei................   38     Vice President and Director
Cheng Wa On...............   37     Director

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

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 2000.

     All of the filing requirements were satisfied on a timely basis in fiscal 2000. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued to each officer and director receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended March 31, 2000:

                                                           Annual Compensation
                                        ---------------------------------------------------
                                                                        Other Annual        All Other
         Name and Principal Position    Year      Salary      Bonus    Compensation (1)    Compensation
         ---------------------------    ----      ------      -----    ----------------    -------------

Lam Sai Wing..........................  2000     $166,880    $507,060     $56,222               $0
  Chief Executive Officer,............  1999      202,694     400,000      39,237                0
  Chairman and President..............  1998      194,000           0           0                0

---------------
(1) Mr. Lam's other annual compensation consists of a housing allowance and education allowance.

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

     The Employment Agreement with Ms. Chan commenced October 1, 1998 and runs for a term of three years. The agreement provides for a monthly salary of HK$30,000 with annual adjustments based on review by the board of directors, not to exceed 15%. The agreement also provides for a guaranteed annual bonus equal to one month's salary and discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Ms. Chan is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, and (iv) payment of maintenance, gas and parking costs for one automobile owned by Ms. Chan.

     The Employment Agreement with Ms. Ng Yee Mei commenced October 1, 1998 and runs for a term of three years. The agreement provides for a monthly salary of HK$50,000 with annual adjustments based on review by the board of directors, not to exceed 15%. The agreement also provides for a guaranteed annual bonus equal to one month's salary and discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Ms. Ng Yee Mei is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, and (iv) payment of maintenance, gas and parking costs for one automobile owned by Ms. Ng Yee Mei. The Employment Agreement with Ms. Ng terminated effective November 1, 1999 by delivery of notice of termination from Ms. Ng.

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

     In fixing the compensation of Mr. Lam and other executive officers, the Board of Directors considered the following factors, among others: (1) from fiscal 1995 through fiscal 2000, the Company and its predecessor, the Hang Fung Group, was consistently profitable -- with revenues increasing 427% and net income increasing 162%, (2) the importance of attracting and retaining the highly skilled executive officers in the management team that has been responsible for such financial performance, (3) the efforts, skills and responsibilities of, and contributions made by, each such executive officer, and
(4) the competitiveness of the Company's compensation packages.

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

Performance Graph

     The following graph summarizes cumulative total shareholder return (assuming reinvestment of dividends) on the Common Stock of the Company compared to the returns of the S&P Smallcap 600 Index and of a peer group (the "Peer Group") consisting of DG Jewellery CDA Ltd. ("DGJ") and IWI Holding Limited ("IWI"). The Company's Common Stock was first registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, on March 24, 1997. The measurement period hereto commenced on March 31, 1997 and ended on March 31, 2000, the Company's 2000 fiscal year end date. The graph assumes that $100 was invested on March 31, 1997.

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

                                [OBJECT OMITTED]


                            March 31, 1997    March 31, 1998    March 31, 1999   March 31, 2000
                            --------------    --------------    --------------   --------------

S.W. Lam, Inc.                    100            16.67              42.86            133.33
S&P SmallCap 600 Index            100           145.87             117.96            154.18
Peer Group                        100            35.31              93.22             38.58

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of March 31, 2000 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and Address of                                   Number of Shares
Beneficial Owner (1)                                 Beneficially Owned      Percent
--------------------                                 -------------------     -------

Good Day Holdings Ltd. (2)(3)........................     6,600,000  (2)       51.6%
Lam Mo Wan (3).......................................     2,930,000            22.9%
Chan Wai Sum (3).....................................       670,000             5.2%
Lam Sai Wing (2).....................................     6,600,000  (2)       51.6%
Carhill Limited (4)..................................       800,000             6.3%
Chan Yam Fai, Jane...................................       300,000             2.3%
Ng Yee Mei...........................................             0             -
Cheng Wa On..........................................             0             -
All officers and directors as a group (2 persons)....     6,900,000  (2)       53.9%

---------------

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings Ltd.

(3) Address is Unit 25-32, Second Floor, Block B, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong.

(4)  Address is c/o Suite 4703,  Central Plaza, 18 Harbour Road,  Wanchai,  Hong
     Kong.

Preferred Stock

     Series A Preferred Stock. The following table is furnished as of March 31, 2000 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.

Name and Address of                           Number of Shares
Beneficial Owner (1)                          Beneficially Owned    Percent
--------------------                          -------------------  --------

Good Day Holdings Ltd. (3)..................    100,000  (2)         100.0%
Lam Sai Wing................................    100,000  (2)         100.0%

(1) Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares shown opposite the name of such person or group.

(2) Good Day Holdings Ltd. is controlled 100% by Lam Sai Wing, an officer and director of the Company. Accordingly, Mr. Lam may be deemed to be the beneficial owner of the shares held by Good Day Holdings Ltd.

(3) Address is Unit 25-32, Second Floor, Block B, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's predecessor and subsidiary, Hang Fung Group, has, from time to time entered into transactions with officers and directors of the Company and companies controlled by officers and directors of the Company.

     During the fiscal year ended March 31, 1999 and March 31, 2000, the Hang Fung Group paid rental payments of $20,916 and $41,592, respectively, to Mr. Lam in connection with the lease of a residential premises for Mr. Lam's residence.

     The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 1999, the Company owed Mr. Lam $0.4 million. At March 31, 2000, the Company owed Mr. Lam $0.57 million. All of such loans are unsecured, non-interest bearing and without pre-determined repayment terms.

     Mr. Lam and Ms. Chan personally guaranteed the existing banking facilities of the Hang Fung Group, pledged certain real estate as collateral to secure such banking facilities.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     S.W. LAM, INC.



                                     By: /s/ Lam Sai Wing
                                        ----------------------------------------
                                          Lam Sai Wing
                                          President and Chief Executive Officer

Dated:   July 27, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                  Title                                    Date
   -----------                --------                                 -------

 /s/ Lam Sai Wing           President, Chief Executive Officer     July 27, 2000
------------------------    (Principal Executive Officer) and
Lam Sai Wing                Chairman of the Board


 /s/ Chan Yam Fai, Jane     Vice President, Chief Financial        July 27, 2000
-------------------------   Officer  (Principal Accounting
Chan Yam Fai, Jane          and Financial Officer) and Director


 /s/ Ng Yee Mei             Vice President and Director            July 27, 2000
-------------------------
Ng Yee Mei

 /s/ Cheng Wa On            Director                               July 27, 2000
-------------------------
Cheng Wa On