Form 10-Q
period 2000-06-30
LAM SW INC
filed 2000-08-14
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to      .
                                             ------   ------

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       62-1563911
 --------------------------------              --------------------------------
 (State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of June 30, 2000, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                          Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2000 and June 30,
           2000.............................................................1

           Consolidated Statements of Operations - For the three
           months ended June 30, 1999 and June 30, 2000.....................2

           Consolidated Statements of Cash Flows - For the three months ended June 30, 1999 and June 30, 2000............................3

           Notes to Consolidated Financial Statements.......................4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................9

SIGNATURES.................................................................10

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                          March 31,    June 30,
ASSETS                                                      2000        2000
Current assets:
  Cash and cash equivalents                              $ 19,562     $ 17,996
  Accounts receivable, net                                 19,450       21,665
  Inventories                                              26,604       32,121
  Prepayments and other current assets                        391          788
                                                         ---------     --------
     Total current assets                                  66,007       72,570

Property, plant and equipment, and capital leases, net     29,158       27,219
                                                         ---------     --------
     Total assets                                         $95,165      $99,789
                                                         =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                             $ 28,485     $ 30,884
  Long-term bank loans, current portion                       273          206
  Capital lease obligations, current portion                1,636        1,339
  Accounts payable                                          3,668        4,564
  Accrued liabilities                                       1,240          124
  Income tax payable                                        5,177        5,382
  Due to a director                                           568        1,008
                                                         ---------     --------
     Total current liabilities                             41,047       43,507

Long-term bank loans, non-current portion                     805          792
Capital lease obligations, non-current portion                898          717
Deferred taxation                                           1,719        1,719
                                                         ---------     --------
      Total liabilities                                    44,469       46,735
                                                         ---------     --------
Minority interests                                         23,885       24,990
                                                         ---------     --------
Stockholders' Equity:
  Preferred stock                                               0            0
  Common stock                                                 13           13
  Additional paid-in capital                                  508          508
  Retained earnings                                        26,290       27,543
                                                         ---------     --------
     Total stockholders' equity                            26,811       28,064
                                                         ---------     --------
     Total liabilities and stockholders' equity           $95,165      $99,789
                                                         =========     ========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                       1999               2000
                                                      ------             ------

Total revenues                                       $ 24,524          $ 27,211

Cost of sales and services                            (17,758)          (20,171)
                                                     ---------         ---------
        Gross profit                                    6,766             7,040

Selling, general and administrative expenses           (3,311)           (4,165)
                                                     ---------         ---------
        Operating income                                3,455             2,875
                                                     ---------         ---------
Other income (expense), net:
  Interest expenses                                      (456)             (605)
  Interest income                                         157               240
  Other income                                              6                53
                                                     ---------         ---------
        Total other income (expense), net                (293)             (312)
                                                     ---------         ---------

Income before income taxes and minority interests       3,162             2,563

Provision for income taxes                               (522)             (205)
                                                     ---------         ---------
Income before minority interests                        2,640             2,358

Minority interests                                     (1,237)           (1,105)
                                                     ---------         ---------
Net income                                            $ 1,403           $ 1,253
                                                     =========         =========
Basic income per share                                 $ 0.11            $ 0.10
                                                     =========         =========
Diluted income per share                                   NA           $  0.10
                                                     =========         =========
Weighted average shares outstanding                12,800,000        12,800,000
                                                   ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                1999              2000
                                                               ------            ------

Cash flows from operating activities:
Net income                                                    $ 1,403           $ 1,253
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment               1,410             2,165
    Minority interests                                          1,237             1,105
 Increase in operating assets:
    Accounts receivable, net                                   (1,586)           (2,215)
    Inventories                                                (2,986)           (5,517)
    Prepayments and other current assets                         (601)             (397)
(Decrease) Increase in operating liabilities:
     Accounts payable                                            (410)              896
     Accrued liabilities                                          350            (1,116)
     Due to a director                                              0               440
     Taxation payable                                             537               205
                                                              ---------        ---------
     Net cash used in operating activities                       (646)           (3,181)
                                                              ---------        ---------

Cash flows from investing activities:
Additions of property, plant and equipment                     (1,865)             (226)
                                                              ---------        ---------
      Net cash used in investing activities                    (1,865)             (226)
                                                              ---------        ---------

Cash flows from financing activities:
Payment of dividends                                             (878)                0
Net increase in short-term bank borrowings                      2,811             2,399
Additions of capital lease obligations                            375                 0
Repayment of capital element of capital lease obligations        (323)             (478)
Repayment of long-term bank loans                                 (89)              (80)
                                                              ---------        ---------
       Net cash provided by financing activities                1,896             1,841
                                                              ---------        ---------

       Net decrease in cash and cash equivalents                 (615)           (1,566)

Cash and cash equivalents, as of beginning of period           16,702            19,562
                                                              ---------        ---------

Cash and cash equivalents, as of end of period                $16,087          $ 17,996
                                                              =========        =========


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and all of its wholly owned and majority owned subsidiary companies. The March 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2001.

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

3.   POTENTIAL JOINT VENTURE - INTERNET TRADING PORTAL

     In June 2000, Hang Fung Gold Technology Limited ("HFGTL"), a 53.2% owned subsidiary of the Company, was involved in negotiation to enter into a joint venture agreement with a company related to Phenomenal Limited, a minority shareholder of HFGTL, and an independent third party to establish an Internet portal for trading in gold, other precious metals and jewellery products. Pursuant to the negotiation, each of HFGTL and the two venture partners would own a 33.33% interest in the joint venture. In addition, HFGTL has agreed to provide the joint venture a loan of HK$7,000,000 for the development of its Internet business. The loan is unsecured, non-interest bearing and subordinated to other third party liabilities of the joint venture.

4.   POTENTIAL ACQUISITION OF NEW EPOCH

     In June, 2000, HFGTL entered into an agreement with New Epoch Holdings International Limited ("NEHIL"), an independent third party, whereby HFGTL agreed to acquire a 49.9% interest in New Epoch Information (BVI) Limited ("NEIBVI"), a company engaged in the development of Internet portals for online trading ("the Acquisition"). The purchase price for the 49.9% interest in NEIBVI amounted to approximately HK$186,000,000, which would be satisfied by the issue of 1,632,000,000 new shares of HFGTL at HK$0.114 each. Upon completion of the Acquisition, NEHIL will own approximately 34.1% of the issued voting shares of HFGTL and the Company's interest in HFGTL will be reduced to approximately 35%.

     In addition, HFGTL has agreed to provide NEIBVI a loan facility upon completion of the Acquisition. The amount of the loan facility is the higher of (i) HK$50,000,000 and (ii) two- thirds of the amount of the net proceeds of equity or debt issue of HFGTL from time to time subsequent to the Acquisition. The loan facility bears interest at Hong Kong prime lending rate plus 2.5% and will be used for developing the Internet business of NEIBVI.

5.   EARNINGS PER SHARE

     On June 9, 2000, HFGTL granted a total of 315,000,000 options to its employees. The options are exercisable at HK$0.109 per share. The options will have a dilutive effect on the earnings per share of HFGTL and the Company for the three months ended June 30, 2000, assuming all options are exercised.

     Diluted earnings per share of the Company for the three months ended June 30, 2000 was computed by dividing net income (after adjustment to reflect the Company's reduced interest in HFGTL's earnings assuming the exercise of the options) for the period by the weighted average number of shares of common stock outstanding during the period. Revised net income for the three months ended June 30, 2000, after giving effect to the reduction in the Company's interest in HFGTL assuming exercise of the options, totaled $1,237,886. Weighted average shares outstanding for the three months ended June 30, 2000, after giving effect to the assumed exercise of the options, was unchanged at 12,800,000.

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

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                       1999              2000
                                                      ------            ------
Total revenues                                        100.0%            100.0%
Cost of sales and services                             72.4              74.1
                                                      -------           ------
Gross profit                                           27.6              25.9
Operating expenses                                     13.5              15.3
                                                      -------           ------
Income from operations                                 14.1              10.6
Other expense, net                                      1.2               1.1
                                                      -------           ------
Income before income taxes and minority interests      12.9               9.5
Income taxes                                            2.1               0.8
                                                      -------           ------
Income before minority interests                       10.8               8.7
Minority interests                                      5.0               4.1
                                                      -------           ------
Net income                                              5.8               4.6
                                                      =======           ======

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues and Gross Profit. Total revenues increased $2.7 million, or 11%, to $27.2 million for the three months ended June 30, 2000 from $24.5 million for the three months ended June 30, 1999.

     The increase in sales for the period was attributable to increased product volumes resulting from an increase in production capacity, the introduction of new products and investments in, and concentration of, marketing efforts in Asia.

     Geographically, within Asia the Company's sales increased 122.1% to $19.1 million during the three months ended June 30, 2000 from $8.6 million during the same period in the prior year. Sales within Asia accounted for 70% of total sales during the current period as compared to 35% during the same period in the prior year. Sales within the region increased due to improving economic conditions in Asia during the period following an extended period of weakness from late 1997 to early 1999. Sales in Hong Kong increased approximately 108% to $5.2 million for the three months ended June 30, 2000 from $2.5 million for the same period of the prior year. Sales in the PRC were up due to a substantial increase in marketing efforts in the PRC, increasing approximately 156.7%, to $9.5 million for the three months ended June 30, 2000 from $3.7 million for the same period in the prior year. Sales in Asia (not including Hong Kong and the PRC) during the three months ended June 30, 2000 increased 76% to $4.4 million from $2.5 million for the same period in the prior year. The increase in sales in Asia, excluding Hong Kong and the PRC, was attributable to improving demand accompanying renewed economic strength in the region.

     Outside of Asia (in the United States, Europe and the Middle East), the Company experienced a 48.8% decrease in sales with these sales accounting for 30% of total sales in the three months ended June 30, 2000 as compared to 65% of total sales in the same period of the prior year. The decrease in sales outside of Asia was due to concentration of marketing efforts in the Asia region. Sales in Europe decreased approximately 59.1% to $2.7 million for the three months ended June 30, 2000 from $6.6 million in the same period of the prior year. Sales in the Middle East were up during the three months ended June 30, 2000, increasing approximately 10% to $2.2 million from $2.0 million in the same period of the prior year. Sales in the United States decreased approximately 52% to $3.3 million during the three months ended June 30, 2000 from $6.9 million in the same period of the prior year.

     Gross profits increased by 4% to $7 million during the current period from $6.8 million during the same period in the prior fiscal year. The increase in gross profits was mainly attributable to the increase in net sales. Gross margins decreased to 25.9% in the current period from 27.6% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to a combination of product mix, with increased sales of lower margin products arising from a concentration of marketing efforts in Asia, and adoption of a more competitive pricing strategy to enhance competitiveness and market expansion. The Company believes that the decrease in gross margins is temporary in nature.

     Operating Expenses. Operating expense totaled $4.2 million during the current period, an increase of 25.8% from $3.3 million during the same period in the prior fiscal year. The increase in operating expense during the period was primarily attributable to increased marketing expenses associated with the expanded selling efforts, increased corporate overhead and depreciation expense on investment in machinery and equipment to support the increase in sales volumes.

     Other Expense, Net. Other expenses, net of other income, increased during the current period to $312,000 from $293,000 in the same period during the prior year. The increase in net other expense was attributable to an increase in interest expense of $149,000 which was partially offset by an increase in interest income of $83,000 and an increase in miscellaneous income of $47,000. The increase in interest expense is mainly attributable to an increase in trust receipt bank loans.

     Income Taxes. Income taxes decreased by 60.7% to $205,000 during the current period from $522,000 during the same period in the prior year. The decrease in income taxes during the period was primarily attributable to decreased income and a 50:50 offshore claim in reporting its Hong Kong profit tax which resulted in decreased tax expense during the period under review.

     Minority Interests. Minority interests of $1.1 million was reported during the current period and $1.2 million was reported during the 1999 period. Minority interests reflects the proportionate interests in the earnings of HFGTL not owned by the Company.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $18.0 million and working capital of $29.1 at June 30, 2000 compared to a cash balance of $19.6 million and working capital of $25.0 million at March 31, 2000. The increase in working capital was attributable to net income during the period and normal changes in current assets and liabilities.

     For the three months ended June 30, 2000 net cash used in operating activities amounted to $3.2 million as compared to net cash used in operating activities of $0.6 million for the corresponding period of the prior year. This change resulted primarily from a combination of increases in accounts receivable and inventories associated with higher sales and more favorable credit terms and a decrease in accrued liabilities which was partially offset by increases in accounts payable and loans from a director. The Company's accounts receivable at June 30, 2000 increased to $21.7 million, or approximately 11.4%, from $19.5 million at March 31, 2000. Days sales outstanding in receivables increased to 68 days at June 30, 2000 compared to 52 days at March 31, 2000. Inventories increased to $32.1 million at June 30, 2000 from $26.6 million at March 31, 2000.

     Net cash used in investing activities totaled $0.2 million during the three months ended June 30, 2000 compared with $1.9 million during the three months ended June 30, 1999. This decrease was attributable to the acquisition during the 1999 period of machinery and equipment to support expanded operations.

     Net cash provided by financing activities remained steady at $1.8 million during the three months ended June 30, 2000 compared to $1.9 million during the three months ended June 30, 1999.

     At June 30, 2000, the proposed acquisition (the "Acquisition") of New Epoch Information (BVI) Limited ("NEIBVI") by HFGTL had not as yet been completed. If the acquisition of NEIBVI is completed, HFGTL will be required to establish a credit facility for NEIBVI in an amount equal to the higher of (1) HK$50 million, or (2) two-thirds of the amount of the net proceeds of equity or debt issue by HFGTL from time to time. Additionally, completion of the Acquisition would reduce the Company's ownership interest in HFGTL to approximately 35%.

     There can be no assurance if or when the Acquisition will be completed.

     Management believes that the Company's cash and working capital is sufficient to meet the Company's anticipated needs for at least the next twelve months.

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

                                        S.W. LAM, INC.


Dated:   August 14, 2000                By:   /s/ Lam Sai Wing
                                             ------------------------------
                                              Lam Sai Wing, President and
                                              Chief Executive Officer

Dated:   August 14, 2000                By:   /s/ Chan Yam Fai, Jane
                                             ------------------------------
                                              Chan Yam Fai, Jane
                                              Chief Financial Officer