Form 10-Q
period 2000-09-30
LAM SW INC
filed 2000-11-20
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                        62-1563911
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
            ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of September 30, 2000, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         Page
                                                                         Number
                                                                        --------

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and September
          30, 2000............................................................1

          Consolidated Statements of Operations - For the three months and six months ended September 30, 1999 and 2000....................2

          Consolidated Statements of Cash Flows - For the six months ended
          September 30, 1999 and 2000.........................................3

          Notes to Consolidated Financial Statements..........................4

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

PART II - OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K...................................13

SIGNATURES...................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                          March 31,     September 30,
ASSETS                                                      2000            2000
                                                         -----------   ----------------

Current assets:
  Cash and cash equivalents                               $ 19,562          $ 91
  Accounts receivable, net                                  19,450             0
  Inventories                                               26,604             0
  Prepayments and other current assets                         391             0
                                                          ---------     --------
     Total current assets                                   66,007            91

Property, plant and equipment, and capital leases, net      29,158             0
Interest in associates                                           0        19,580
                                                          ---------     --------
     Total assets                                          $95,165       $19,671
                                                          =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                              $ 28,485             0
  Long-term bank loans, current portion                        273             0
  Capital lease obligations, current portion                 1,636             0
  Accounts payable                                           3,668             0
  Accrued liabilities                                        1,240             0
  Income tax payable                                         5,177             0
  Due to a director                                            568           356
                                                          ---------     --------
     Total current liabilities                              41,047           356

Long-term bank loans, non-current portion                      805             0
Capital lease obligations, non-current portion                 898             0
Deferred taxation                                            1,719             0
                                                          ---------     --------
      Total liabilities                                     44,469           356
                                                          ---------     --------
Minority Interest                                           23,885             0
                                                          ---------     --------
Stockholders' Equity:
  Preferred stock                                                0             0
  Common stock                                                  13            13
  Additional paid-in capital                                   508           508
  Retained earnings                                         26,290        18,794
                                                          ---------     --------
     Total stockholders' equity                             26,811        19,315
                                                          ---------     --------
     Total liabilities and stockholders' equity            $95,165       $19,671
                                                          =========     ========


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                                 Three Months Ended                 Six Months Ended
                                                    September 30,                     September 30,
                                               ------------------------          ------------------------
                                                1999             2000             1999              2000
                                               ------           -------          ------            ------


Total revenues                              $ 29,041         $ 16,291          $ 53,565         $ 43,502

Cost of sales and services                   (22,787)         (12,105)          (40,545)         (32,276)
                                           -----------       ----------        ----------       ----------
        Gross profit                           6,254            4,186            13,020           11,226

Selling, general and
 administrative expenses                      (3,515)          (2,542)           (6,826)          (6,707)
                                           -----------       ----------        ----------       ----------
        Operating income                       2,739            1,644             6,194            4,519
                                           -----------       ----------        ----------       ----------
Other income (expense), net:
  Interest expense                              (569)            (310)           (1,025)            (915)
  Interest income                                157              167               314              407
  Other income (expense)                          26               27                32               80
  Share of profit of associates                    0              149                 0              149
  Gain on dilution of equity interest
       of associates                               0              479                 0              479
   Loss on disposal of subsidiaries-
       dilution of interest                        0          (10,090)                0          (10,090)
                                           -----------       ----------        ----------       ----------
        Total other (expense), net              (386)          (9,578)             (679)          (9,890)
                                           -----------       ----------        ----------       ----------
Income (Loss) before income taxes              2,353           (7,934)            5,515           (5,371)

Provision for income taxes
       Group                                    (355)            (115)             (877)            (320)
        Associates                                 0              (20)                0              (20)
                                           -----------       ----------        ----------       ----------
Income before minority interest                1,998           (8,069)            4,638           (5,711)

Minority interest                               (946)            (680)           (2,183)          (1,785)
                                           -----------       ----------        ----------       ----------
Net income (Loss)                             $1,052          $(8,749)           $2,455          $(7,496)
                                           ===========       ==========        ==========       ==========
Basic income (loss) per share                  $0.08           $(0.68)            $0.19           $(0.59)
                                           ===========       ==========        ==========       ==========
Weighted average shares outstanding       12,800,000       12,800,000        12,800,000       12,800,000
                                          ============     ============      ============     ============


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                         Six Months Ended September 30,
                                                         ------------------------------
                                                            1999               2000
                                                          -------             -------

Cash flows from operating activities:
Net income (loss)                                         $ 2,455          $ (7,496)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment           3,373             3,549
    Gain on dilution of equity interest of associates           0              (479)
    Loss on disposal of subsidiaries-dilution of interest       0            10,090
    Minority interest                                       2,183             1,785
    Share of profit of associates                               0              (129)
(Increase) Decrease in operating assets:
    Accounts receivable, net                               (1,691)           (3,741)
    Inventories                                            (4,253)          (10,131)
    Prepayments and other current assets                      108              (621)
(Decrease) Increase in operating liabilities:
     Accounts payable                                      (1,183)              597
     Accrued liabilities                                      318                 9
     Due to associates                                          0                61
     Due to a director                                        (41)              414
     Income taxes payable                                     892               321
                                                          --------         ---------
     Net cash (used in) provided by operating activities    2,161            (5,771)
                                                          --------         ---------
Cash flows from investing activities:
Additions to property, plant and equipment                 (6,468)           (5,281)
Net cash outflow from disposal of subsidiaries                   0          (17,867)
                                                          --------         ---------
      Net cash used in investing activities                (6,468)          (23,148)
                                                          --------         ---------
Cash flows from financing activities:
Payment of dividends                                       (1,849)                0
Net increase in short-term bank borrowings                  4,554            10,294
Increase in capital lease obligations                         861                 0
Repayment of capital element of capital lease obligations    (693)             (736)
Additions of long-term bank loans                             258                 0
Decrease in long-term bank loans                             (179)             (110)
                                                          --------         ---------
       Net cash provided by financing activities            2,952             9,448
                                                          --------         ---------
Net decrease in cash and cash equivalents                  (1,355)          (19,471)

Cash and cash equivalents, as of beginning of period       16,702            19,562
                                                          --------         ---------
Cash and cash equivalents, as of end of period           $ 15,347               $91
                                                          ========         =========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000

1.   INTERIM PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company"), all of its wholly owned and majority owned subsidiary companies (together the "Group"), and change of majority owned subsidiary companies to associates of the Company. The March 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2001.

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

3.   DILUTION OF INTEREST IN OPERATING SUBSIDIARY

     On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Limited ("NEI")(the "New ePoch Transaction"). On August 28, 2000, HFGTL placed 550 million shares to independent investors for HK$62.7 million (the "HFGTL Placement").

     As a result of the New ePoch Transaction and the HFGTL Placement:

     a. the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%;

     b.   HFGTL  and  its  subsidiaries   (including   associated  company)  are
          classified as associates following the New ePoch Transaction;

     c. the Company's consolidated statements of operations reflect the Company's pre-transaction interest and post-transaction proportionate interest in HFGTL;

                         S.W. LAM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2000


3.   DILUTION OF INTEREST IN OPERATING SUBSIDIARY (Cont'd)

     d. the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting;

     e. the Company reported a loss on disposal of subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL prior to the New ePoch Transaction and the Company's interest in the net assets value of HFGTL after the New ePoch Transaction, computed as follows:

                                                                    US$000
                                                                  -----------

          Net assets value of HFGTL at August 23, 2000               54,793
          Less: Minority interest                                   (25,670)
                                                                  -----------
          Net assets value of the Company's interest
          in HFGTL at August 23, 2000                                29,123

          Less: the Company's interest retained in
          HFGTL after New ePoch Transaction                         (19,033)
                                                                  -----------
          Loss on disposal - dilution of interest                    10,090
                                                                  ===========

     f. the Company reported a gain on dilution of equity interest relating to the HFGTL Placement based on the difference in the Company's interest in the net assets value of HFGTL prior to the HFGTL Placement and the Company's interest in the net assets value of HFGTL after the HFGTL Placement, computed as follows

                                                                   US$000
                                                                 ----------
              Interest in associates after HFGTL
              Placement                                            19,530
              Interest in associates prior to HFGTL
              Placement                                           (19,051)
                                                                -----------
              Gain on dilution of equity interest                     479
                                                                ===========

                         S.W. LAM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2000


4.   PRO FORMA INFORMATION

     In connection with the New ePoch Transaction and the HFGTL Placement, the Company has presented the following condensed pro forma financial statements reflecting the New ePoch Transaction and the HFGTL Placement, as if both transactions had occurred at April 1, 1999.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Six Months Ended September 30, 1999
                                     US $000
                                   (Unaudited)

     Share of profit of associates                                  $ 1,738
     Loss on disposal of subsidiaries
          - dilution of interest                                     (5,840)
                                                                    --------
     Loss before income taxes                                        (4,102)

     Provision for income taxes:
         Group                                                            0
         Associates                                                    (277)
                                                                    --------
     Net loss                                                        (4,379)
                                                                    ========

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

Dilution of Interest in Operating Subsidiary

     On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Limited ("NEI")(the "New ePoch Transaction"). On August 28, 2000, HFGTL placed 550 million shares to individual investors for HK$62.7 million (the "HFGTL Placement").

     As a result of the New ePoch Transaction and the HFGTL Placement, the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%; HFGTL and its subsidiary (including associated company) are classified as associates following the New ePoch Transaction; the Company's consolidated statements of operations reflect the Company's pre-transaction interest and post-transaction proportionate interest in HFGTL; the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting; the Company reported a loss on disposal of subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL prior to the New ePoch Transaction and the Company's interest in the net assets value of HFGTL after the New ePoch Transaction; and the Company reported a gain on dilution of equity interest relating to the HFGTL Placement based on the difference in the Company's interest in the net assets value of HFGTL prior to the HFGTL Placement and the Company's interest in the net assets value of HFGTL after the HFGTL Placement.

Comparability of Financial Data

     HFGTL was the principal operating subsidiary of the Company during the three and six month periods ended September 30, 1999. After the New ePoch Transaction and the HFGTL Placement, the Company's effective percentage of ownership of HFGTL was reduced from 53.145% to 31.4% in August 2000, the accounting treatment of HFGTL and its subsidiaries (including associated company) changed from subsidiaries to associates of the Company.

     Because the three and six month periods ended September 30, 2000 account for HFGTL and its subsidiaries (including associated company) as associates of the Company, prior year comparative financial information may be of limited value.

Results of Operations

     The following table sets forth, for the periods indicated, certain items from the Consolidated Statements of Operations expressed as a percentage of total revenues.


                                      Three Months Ended               Six Months Ended
                                        September 30,                    September 30,
                                  -------------------------        --------------------------
                                   1999               2000          1999                2000
                                  ------             ------        ------              ------


Total revenues                     100.0%             100.0%        100.0%              100.0%
Cost of sales                       78.5               74.3          75.7                74.2
Gross profit                        21.5               25.7          24.3                25.8
Operating expenses                  12.1               15.6          12.7                15.4
Income from operations               9.4               10.1          11.6                10.4
Loss on disposal of a subsidiary-
  dilution of interest                 0               61.9             0                23.2
Income (loss) before income taxes
  and minority interest              8.1              (48.7)         10.3               (12.3)
Income taxes                         1.2                0.8           1.6                 0.8
Minority interests                   3.3                4.2           4.1                 4.1
Net income (loss)                    3.6              (53.7)          4.6               (17.2)


Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Comparative pro forma figures referred to in this section are based on relevant pro forma financial statements prepared as if the New ePoch Transaction and the HFGTL Placement had happened on August 23, 1999 and August 28, 1999, respectively.

     Revenues and Gross Profit. Total revenues decreased $12,750,000, or 43.9%, to $16,291,000 for the three months ended September 30, 2000 from $29,041,000 for the three months ended September 30, 1999. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the quarter ended September 30, 1999, revenues decreased $1,334,000 or 7.6% to $16,291,000 for the three months ended September 30, 2000 from pro forma revenues of $17,625,000 for the three months ended September 30 ,1999. The decrease in revenues, on a pro forma basis, for the period was attributable to extra non-recurring business in last year brought by memorable and corporate gift items pertaining to the Millennium.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL increased 26.7% to $20,341,000 during the three months ended September 30, 2000 from $16,056,000 during the same period in the prior year. Sales within Southeast Asia accounted for 73.2% of total sales during the current period as compared to 55.3% during the same period in the prior year. Sales within the region increased due to improving economic conditions and extra marketing effort in particular in the PRC during the period following an extended period of weakness from late 1997 to early 1999 which was partially offset by pricing competition and additional sales during the 1999 period relating to the Millennium. Sales in Hong Kong increased approximately 102.2% to $5,873,000 for the three months ended September 30, 2000 from $2,904,000 for the same period of the prior year. Sales in the PRC increased approximately 75.5% to $11,403,000 for the three months ended September 30, 2000 from $6,498,000 for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended September 30, 2000 decreased 53.9% to $3,066,000 from $6,654,000 for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), HFGTL experienced a 42.5% decrease in sales with these sales accounting for 26.8% of total sales in the three months ended September 30, 2000 as compared to 44.7% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to increased marketing efforts and strong product demand which accompanied improved economic conditions in Southeast Asia regions. Sales in Europe decreased approximately 44.3% to $2,580,000 for the three months ended September 30, 2000 from $4,627,000 in the same period of the prior year. Sales in the Middle East were down during the three months ended September 30, 2000, decreasing approximately 38.9% to $2,075,000 from $3,395,000 in the same period of the prior year. Sales in the United States decreased approximately 27% to $2,808,000 during the three months ended September 30, 2000 from $3,846,000 in the same period of the prior year.

     Gross profits decreased by 33.1% to $4.2 million during the current period from $6.2 million during the same period in the prior fiscal year. The decrease in gross profits was mainly attributable to a decrease in net sales. Gross margins increased to 25.7% in the current period from 21.5% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to enhanced production control and decrease in material cost. On a pro forma basis, gross profits were up by 2% from a pro forma gross profit of $4.1 million during the 1999 period.

     Operating Expenses. Operating expenses totaled $2,542,000 during the current period, a decrease of 27.7% from $3,515,000 during the same period in the prior fiscal year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the quarter ended September 30, 1999, operating expenses decreased slightly by $130,000 or, 4.9%, from $2,672,000 for the 1999 period on a pro forma basis.

     Interest Expense, Net. Net interest expense decreased during the current period to $143,000 from $412,000 in the same period during the prior year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the 1999 period, pro forma net interest expense decreased by $118,000 or, 45.2%, from $261,000 for the three months ended September 30, 1999. The decrease in interest expense, net, was attributable to more favorable interest rates from bankers and increased interest income from improved bank balances..

     Gain on Dilution of Equity Interest of Associates. The Company reported a gain during the period in the amount of $479,000 on the dilution of equity interest of HFGTL as a result of the HFGTL Placement.

     Loss on Disposal of Subsidiaries-Dilution of Interest. The Company reported a loss during the period in the amount of $10,090,000 on the dilution of the Company's effective ownership interest in HFGTL from 53.14% to 35% as a result of the New ePoch Transaction.

     Income Taxes. Income taxes decreased by 62% to $135,000 during the current period from $355,000 during the same period in the prior year. The decrease in income taxes during the period was primarily attributable to decreased income and the provision of tax at a rate of 8% during the current period as compared to the rate of 16% during the corresponding period in last year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the quarter ended September 30, 1999, pro forma income taxes decreased $93,000 or 40.8% from $228,000 for the three months ended September 30, 1999.

     Minority Interest. Minority interest decreased $266,000 or 28.1% from $946,000 during the three months ended September 30, 1999 to $680,000 during the same period in 2000. The decrease in minority interest was attributable to reclassification of HFGTL from as subsidiary to become an associate following the New ePoch Transaction.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

     Comparative pro forma figures referred to in this section are based on relevant pro forma financial statements prepared as if the New ePoch Transaction and the HFGTL Placement had happened on August 23, 1999 and August 28, 1999, respectively.

     Revenues and Gross Profit. Total revenues decreased $10,063,000, or 18.8%, to $43,502,000 for the six months ended September 30, 2000 from $53,565,000 for the six months ended September 30, 1999. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the six months ended September 30, 1999, revenues increased by $1,353,000 or 3.2% from pro forma revenues of $42,149,000 for the six months ended September 30 ,1999. The increase in revenues, on a pro forma basis, for the period was attributable to moderate increase in revenues for the current period.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL increased 60.7% to $39,589,000 during the six months ended September 30, 2000 from $24,640,000 during the same period in the prior year. Sales within Southeast Asia accounted for 72% of total sales during the current period as compared to 46% during the same period in the prior year. Sales within the region increased due to improving economic conditions and extra marketing effort in particular in the PRC during the period following an extended period of weakness from late 1997 to early 1999, which was partially offset by pricing competition and additional sales during the 1999 period relating to the Millennium. Sales in Hong Kong increased approximately 106.2% to $11,043,000 for the six months ended September 30, 2000 from $5,356,000 for the same period of the prior year. Sales in the PRC increased approximately 105.6% to $20,927,000 for the six months ended September 30, 2000 from $10,177,000 for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the six months ended September 30, 2000 decreased 16.3% to $7,620,000 from $9,106,000 for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), HFGTL experienced a 46% decrease in sales with these sales accounting for 28% of total sales in the six months ended September 30, 2000 as compared to 54% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to increased marketing efforts and strong product demand which accompanied improved economic conditions in the Southeast Asia regions. Sales in Europe decreased approximately 52.9% to $5,301,000 for the six months ended September 30, 2000 from $11,249,000 in the same period of the prior year. Sales in the Middle East were down during the six months ended September 30, 2000, decreasing approximately 20.6% to $4,252,000 from $5,356,000 in the same period of the prior year. Sales in the United States decreased approximately 50.7% to $6,074,000 during the six months ended September 30, 2000 from $12,320,000 in the same period of the prior year.

     Gross profits decreased by 13.7% to $11.2 million during the current period from $13 million during the same period in the prior fiscal year. The decrease in gross profits was mainly attributable to decrease in net sales. Gross margins increased to 25.8% in the current period from 24.3% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to enhanced production control and decrease in material cost. On a pro forma basis, gross profits were up by 3.3% from a pro forma gross profit of $10.9 million during the 1999 period.

     Operating Expenses. Operating expenses totaled $6,707,000 during the current period, a decrease of 1.7% from $6,826,000 during the same period in the prior fiscal year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the six months ended September 30, 1999, operating expenses increased by $724,000 or, 12.1%, from $5,983,000 for the 1999 period on a pro forma basis. The increase in pro forma operating expenses during the period was primarily attributable to increased general and administrative expenses due to business expansion.

     Interest Expense, Net. Net interest expense decreased during the current period to $508,000 from $711,000 in the same period during the prior year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the 1999 period, pro forma interest expense, net, decreased by $52,000 or, 9.3%, from $560,000 for the six months ended September 30, 1999. The decreased in net interest expenses was attributable to more favorable interest rates from bankers and increased interest income from improved bank balances.

     Gain on Dilution of Equity Interest of Associates. The Company reported a gain during the period in the amount of $479,000 on the dilution of equity interest of HFGTL as a result of the HFGTL Placement.

     Loss on Disposal of Subsidiaries-Dilution of Interest. The Company reported a loss during the period in the amount of $10,090,000 on the dilution of the Company's effective ownership interest in HFGTL from 53.14% to 35% as a result of the New ePoch Transaction.

     Income Taxes. Income taxes decreased by 61.2% to $340,000 during the current period from $877,000 during the same period in the prior year. The decrease in income taxes during the period was primarily attributable to decreased income and the provision of tax at a rate of 8% during the current period as compare to the rate of 16% during the corresponding period in last year. Giving effect to the Company's dilution of interest of HFGTL as if it had occurred during the six months ended September 30, 1999, pro forma income taxes decreased $410,000 or 54.7% from $750,000 for the six months ended September 30, 1999.

     Minority Interest. Minority interest decreased $266,000 or 28.1% from $946,000 during the six months ended September 30, 1999 to $680,000 during the same period in 2000. The decrease in minority interest was attributable to reclassification of HFGTL from a subsidiary to become an associate following the New ePoch Transaction.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $91,000 and a working capital deficit of $265,000 at September 30, 2000 compared to a cash balance of $19,562,000 and working capital of $24,960,000 at March 31, 2000. The decrease in cash and the working capital deficit are principally due to the change of HFGTL and its subsidiaries (including associate company) to become associates from subsidiaries.

     For the six months ended September 30, 2000 net cash used in operating activities amounted to $5,771,000 as compared to net cash provided by operating activities of $2,161,000 for the corresponding period of the prior year. This change resulted primarily from a combination of decreased net income before minority interest whereas instead of 100% of income was taken, only the attributable proportion share of profit in associates was taken and an increase in accounts receivable and inventories which was partially set off by loss on disposal (dilution of interests) of subsidiaries.

     Net cash used in investing activities totaled $23,148,000 during the six months ended September 30, 2000 compared with $6,468,000 during the six months ended September 30, 1999. This increase was attributable to net cash outflow on disposal (dilution of interests) of subsidiaries as a result of the New ePoch Transaction.

     Net cash provided by financing activities increased to $9,448,000 during the six months ended September 30, 2000 from $2,952,000 during the six months ended September 30, 1999. The increase was primarily attributable to net variance in short-term and long-term bank borrowings.

     At September 30, 2000, the Company had long term debt totaling $356,000 compared to long term debt at March 31, 2000 of $44,469,000. The decrease in long term debt was primarily attributable to the reclassification of HFGTL and its subsidiaries (including associate company) from a consolidated subsidiary to become associates.

     Management believes that based on its current financial condition, the Company's cash and working capital is sufficient to meet the Company's anticipated needs for at least the next twelve months. Certain Factors Affecting Future Operating Results

     Our operating results in the future will be materially effected by the reduction of our ownership interest in HFGTL. We will only report our proportionate interest in the operating results of HFGTL going forward to reflect thereafter the acquisition by HFGTL of New ePoch Information (BVI) Limited.

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

                                                        S.W. LAM, INC.


Dated:   November 19, 2000                        By: /s/ Lam Sai Wing
                                                     ---------------------------
                                                     Lam Sai Wing, President and
                                                     Chief Executive Officer

Dated:   November 19, 2000                        By: /s/ Chan Yam Fai
                                                     ---------------------------
                                                     Chan Yam Fai, Jane
                                                     Chief Financial Officer