Form 10-Q
period 2000-12-31
LAM SW INC
filed 2001-02-20
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                           62-1563911
----------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
                    ----------------------------------------
              (Registrant's telephone number, including area code)


                 ----------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of December 31, 2000, 12,800,000 shares of Common Stock of the issuer were outstanding.

                         S.W. LAM, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                           Page
                                                                                           Number
                                                                                          --------

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 and December 31, 2000............1

                  Consolidated Statements of Operations - For the three months and nine months ended December 31, 1999 and 2000.......................................2

                  Consolidated Statements of Cash Flows - For the nine months ended
                  December 31, 1999 and 2000....................................................3

                  Notes to Consolidated Financial Statements....................................4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risk....................15

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.............................................16

SIGNATURES.....................................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                           March 31,     December 31,
ASSETS                                                       2000            2000
                                                         -------------   ------------

Current assets:
  Cash and cash equivalents                                $ 19,562           $ 91
  Accounts receivable, net                                   19,450              0
  Inventories                                                26,604              0
  Prepayments and other current assets                          391              0
                                                          ---------      ---------
     Total current assets                                    66,007             91

Property, plant and equipment, and capital leases, net       29,158              0
Interest in associates                                            0         20,424
                                                         ----------      ---------
     Total assets                                           $95,165        $20,515
                                                         ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings                               $ 28,485              0
  Long-term bank loans, current portion                         273              0
  Capital lease obligations, current portion                  1,636              0
  Accounts payable                                            3,668              0
  Accrued liabilities                                         1,240              0
  Income tax payable                                          5,177              0
  Due to a director                                             568            395
                                                         ----------      ---------
     Total current liabilities                               41,047            395

Long-term bank loans, non-current portion                       805              0
Capital lease obligations, non-current portion                  898              0
Deferred taxation                                             1,719              0
                                                         ----------      ---------
      Total liabilities                                      44,469            395
                                                         ----------      ---------

Minority Interest                                            23,885              0
                                                         ----------      ---------

Stockholders' Equity:
  Preferred stock                                                 0              0
  Common stock                                                   13             13
  Additional paid-in capital                                    508            508
  Retained earnings                                          26,290         19,599
                                                         ----------      ---------
     Total stockholders' equity                              26,811         20,120
                                                         ----------      ---------
     Total liabilities and stockholders' equity             $95,165        $20,515
                                                         ==========      =========


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                    Three Months Ended              Nine Months Ended
                                                      December 31,                    December 31,
                                                 ----------------------         -------------------------
                                                 1999             2000           1999              2000
                                                 -----           ------         -------           -------

Total revenues                                $ 31,258        $       0        $ 84,823         $ 43,502

Cost of sales and services                     (23,399)               0         (63,944)         (32,276)
                                               --------        ---------       ---------         --------

        Gross profit                             7,859                0          20,879           11,226

Selling, general and
 administrative expenses                        (3,992)              (6)        (10,818)          (6,713)
                                               --------        ---------       ---------         --------

        Operating income                         3,867               (6)         10,061            4,513
                                               --------        ---------       ---------         --------

Other income (expense), net:
  Interest expense                                (568)               0          (1,593)            (915)
  Interest income                                  228                0             542              407
  Other income                                      13                0              45               80
  Share of profit of associates                      0              892               0            1,041
  Gain on dilution of equity interest
       of associates                                 0                0               0              479
   Loss on disposal of subsidiaries-
       dilution of interest                          0                0               0          (10,090)
                                               --------        ---------       ---------         --------
        Total other income (expense), net         (327)             892          (1,006)          (8,998)
                                               --------        ---------       ---------         --------

Income (Loss) before income taxes                3,540              886           9,055           (4,485)

Provision for income taxes
       Group                                      (577)               0          (1,454)            (320)
       Associates                                    0              (81)              0             (101)
                                               --------        ---------       ---------         --------

Income before minority interest                  2,963              805           7,601           (4,906)

Minority interest                               (1,394)               0          (3,577)          (1,785)
                                               --------        ---------       ---------         --------

Net income (Loss)                              $ 1,569       $      805         $ 4,024          $(6,691)
                                               ========        =========       =========         ========

Basic income (loss) per share                    $0.12            $0.06           $0.31          $(0.52)
                                               ========        =========       =========         ========

Weighted average shares outstanding         12,800,000       12,800,000      12,800,000       12,800,000
                                            ==========       ==========      ===========       ==========


        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                                Nine Months Ended December 31,
                                                                   1999                 2000
                                                                ---------            ---------

Cash flows from operating activities:
Net income (loss)                                                $ 4,024            $ (6,691)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment                  5,276               3,549
    Gain on dilution of equity interest of associates                  0                (479)
    Loss on disposal of subsidiaries-dilution of interest              0              10,090
    Minority interest                                              3,577               1,785
    Share of profit of associates                                      0                (940)
(Increase) Decrease in operating assets:
    Accounts receivable, net                                      (3,939)             (3,741)
    Inventories                                                   (9,966)            (10,131)
    Prepayments and other current assets                              55                (621)
(Decrease) Increase in operating liabilities:
     Accounts payable                                               (674)                597
     Accrued liabilities                                              54                   9
     Due to associates                                                 0                  28
     Due to a director                                               (41)                453
     Income taxes payable                                          1,466                 321
                                                                --------             ---------
     Net cash used in operating activities                          (168)             (5,771)
                                                                --------             ---------

Cash flows from investing activities:
Additions to property, plant and equipment                        (9,077)             (5,281)
Net cash outflow from disposal of subsidiaries                         0             (17,867)
                                                                ---------            ---------
      Net cash used in investing activities                       (9,077)            (23,148)
                                                                ---------            ---------

Cash flows from financing activities:
Payment of dividends                                              (1,849)                  0
Net increase in short-term bank borrowings                        10,223              10,294
Increase in capital lease obligations                              1,934                   0
Repayment of capital element of capital lease obligations         (1,137)               (736)
Additions of long-term bank loans                                    258                   0
Decrease in long-term bank loans                                    (528)               (110)
                                                                ---------            ---------
       Net cash provided by financing activities                   8,901               9,448
                                                                ---------            ---------
Net decrease in cash and cash equivalents                           (344)            (19,471)

Cash and cash equivalents, as of beginning of period              16,702              19,562
                                                                ---------            ---------

Cash and cash equivalents, as of end of period                  $ 16,358             $    91
                                                                =========            =========

        The accompanying notes are an integral part of these consolidated financial statements

                         S.W. LAM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2000

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

3.   DILUTION OF INTEREST IN OPERATING SUBSIDIARY

     On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Company Limited ("NEI")(the "New ePoch Transaction"). In conjunction with the New ePoch Transaction, HFGTL has also entered into a loan agreement for the provision of an interest bearing secured loan facility to NEI of up to the higher of (i) HK$50 million or
     (ii) the two-thirds of the amount of the net proceeds of equity or debt issues of HFGTL. Goodwill arising on the New ePoch Transaction was eliminated against HFGTL's reserve. On August 28, 2000, HFGTL placed 550 million shares to independent investors for HK$62.7 million (the "HFGTL Placement").

     As a result of the New ePoch Transaction and the HFGTL Placement:

     a. the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%;

     b. HFGTL and its subsidiaries (including associated company)(collectively referred to as the "HFGTL Group") are classified as associates following the New ePoch Transaction;

                         S.W. LAM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2000

3.   DILUTION OF INTEREST IN OPERATING SUBSIDIARY (Cont'd)

     c. the Company's consolidated statements of operations reflect the Company's pre-transaction interest and post-transaction proportionate interest in HFGTL Group;

     d. the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting;

     e. the Company reported a loss on disposal of subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL Group prior to the New ePoch Transaction and the Company's interest in the net assets value of HFGTL Group after the New ePoch Transaction, computed as follows:

                                                                    US$000

                    Net assets value of HFGTL Group
                    at August 23, 2000                              54,793
                    Less: Minority interest                        (25,670)
                                                                   --------
                    Net assets value of the Company's interest
                    in HFGTL Group at August 23, 2000               29,123

                    Less: the Company's interest retained in
                    HFGTL Group after New ePoch Transaction        (19,033)
                                                                   --------

                    Loss on disposal - dilution of interest         10,090
                                                                   ========

     f. the Company reported a gain on dilution of equity interest relating to the HFGTL Placement based on the difference in the Company's interest in the net assets value of HFGTL Group prior to the HFGTL Placement and the Company's interest in the net assets value of HFGTL Group after the HFGTL Placement, computed as follows

                                                                    US$000
                    Interest in associates after HFGTL
                    Placement                                       19,530
                    Interest in associates prior to HFGTL
                    Placement                                      (19,051)
                                                                   --------
                    Gain on dilution of equity interest                479
                                                                   ========

                         S.W. LAM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2000

4.   PRO FORMA INFORMATION

     In connection with the New ePoch Transaction and the HFGTL Placement, the Company has presented the following condensed pro forma financial statements reflecting the New ePoch Transaction and the HFGTL Placement, as if both transactions had occurred at April 1, 1999.

                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Nine Months Ended December 31, 1999 and 2000
                                     US $000
                                   (Unaudited)


                                                        1999             2000
                                                       ------           ------
     Total revenues                                  $       0        $      0

     Selling, general and administrative expenses            0             (28)
                                                      --------         --------

     Operating income (loss)                                 0             (28)

     Share of profit of associates                       2,826           2,225
     Loss on disposal of subsidiaries
          - dilution of interest                        (5,840)              0
                                                      --------         --------

     Income (loss) before income taxes                  (3,014)          2,197

     Provision for income taxes:
         Group                                               0               0
         Associates                                       (457)           (201)
                                                      ---------        --------

     Net income (loss)                                  (3,471)          1,996
                                                      =========        ========

                         S.W. LAM, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2000

5.   ASSOCIATED COMPANY DISCLOSURE

     The Company's operations are conducted entirely through HFGTL Group and NEI Group (NEI, its subsidiary and associated company). As a result of the New ePoch Transaction, from and after August 23, 2000, HFGTL is accounted for as an associate of the Company and the operations of HFGTL Group are no longer included in the consolidated results of the Company.

     The following table presents operating results of HFGTL Group and NEI Group for the three and nine months ended December 31, 2000 (in US$,000s):

                                                       HFGTL Group                            NEI Group
                                            ------------------------------------    -------------------------------
                                             Three Months        Nine Months      Three Months        Nine Months
                                                Ended               Ended            Ended               Ended
                                             December 31         December 31      December 31         December 31
                                                 2000               2000             2000                 2000
                                            --------------      -------------    --------------      --------------

         Total revenues                     $     47,776        $  103,062       $        0    $            0

         Cost of sales and service               (39,391)          (80,383)               0                 0
                                             -----------         ----------      ------------        -----------

         Gross profit                              8,385            22,679                0                 0

         Selling, general
            and administrative expenses           (4,375)          (13,087)            (458)             (891)
                                             ------------        ----------      ------------        -----------

         Operating income (loss)                   4,010             9,592             (458)             (891)

         Interest income (expense), net             (695)           (1,671)             (25)              (33)

         Other income (expenses), net                 22               109             (516)             (967)

         Share of loss
            of associates                           (499)             (593)               0                 0
                                            -------------      ------------      -----------       ------------

         Income (loss) before income taxes         2,838             7,437             (999)           (1,891)

         Provision for income taxes                 (257)             (642)               0                 0
                                            -------------      ------------      -----------       ------------

         Net income (loss)                  $      2,581       $     6,795       $     (999)          $(1,891)
                                            =============      ============      ===========       ============


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

Dilution of Interest in Operating Subsidiary

         On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Company Limited ("NEI")(the "New ePoch Transaction"). On August 28, 2000, HFGTL placed 550 million shares to individual investors for HK$62.7 million (the "HFGTL Placement").

         As a result of the New ePoch Transaction and the HFGTL Placement, the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%; HFGTL and its subsidiary (including associated company) are classified as associates following the New ePoch Transaction; the Company's consolidated statements of operations reflect the Company's pre-transaction interest and post-transaction proportionate interest in HFGTL; the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting; the Company reported a loss on disposal of subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL Group prior to the New ePoch Transaction and the Company's interest in the net assets value of HFGTL Group after the New ePoch Transaction; and the Company reported a gain on dilution of equity interest relating to the HFGTL Placement based on the difference in the Company's interest in the net assets value of HFGTL Group prior to the HFGTL Placement and the Company's interest in the net assets value of HFGTL Group after the HFGTL Placement.

Comparability of Financial Data

         Prior to the New ePoch Transaction, HFGTL was the principal operating subsidiary of the Company. After the New ePoch Transaction and the HFGTL Placement, the Company's effective percentage of ownership in HFGTL was reduced from 53.145% to 31.4% in August 2000, the accounting treatment of HFGTL and its subsidiaries (including associated company) changed from subsidiaries to associates of the Company.

         Because the three and nine month periods ended December 31, 2000 account for HFGTL and its subsidiaries (including associated company) as associates of the Company, prior year comparative financial information may be of limited value.

Results of Operations

         Following the New ePoch Transaction and HFGTL Placement, the operations of HFGTL Group are no longer consolidated but are reported as a share of profit in associates. For purposes of comparability, the discussion herein includes (1) consolidated results of operations as reported, (2) pro forma consolidated results of operations reflecting the New ePoch Transaction and HFGTL Placement as if those transactions had occurred at April 1, 1999, and (3) operating results of the Company's associates, HFGTL Group and NEI Group, which results are not included in the consolidated results of operations of the Company.

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

                                                                                                                   Pro Forma
                                            HFGTL Group               NEI Group             Consolidated          Consolidated
Quarter ended December 31,               1999         2000       1999         2000       1999        2000       1999        2000
(in US`000s)                           ---------    --------   ---------    ---------  --------     --------  --------    --------

         Revenues                    $   31,258   $   47,776    $     0     $      0   $  31,258    $     0   $     0     $     0
         Cost of sales and services     (23,399)     (39,391)         0            0     (23,399)         0         0           0
         Gross profit                     7,859        8,385          0            0       7,859          0         0           0
         Selling, general and
            administrative expenses      (3,977)      (4,375)       (41)        (458)     (3,992)        (6)        0          (6)
                                     -----------   ----------    --------    --------  ----------    --------  -------     --------
         Operating income (loss)          3,882        4,010        (41)        (458)      3,867         (6)        0          (6)
         Interest expense, net             (340)        (695)         0          (25)      (340)          0         0           0
         Other income (loss), net            13           22       (115)        (516)        13           0         0           0
         Share of profit (loss) of
         associates                           0         (499)       (24)           0          0         892     1,088         892
                                     -----------   ----------    --------    --------  ----------    --------  -------     --------
         Income (loss) before
            income taxes                  3,555        2,838       (180)        (999)     3,540         886     1,088         886
         Provision for income taxes
            Group                          (577)        (257)         0            0       (577)          0         0           0
            Associates                        0            0          0            0          0         (81)     (180)        (81)
         Minority interest                    0            0          0            0     (1,394)          0         0           0
                                     -----------   ----------    --------    --------  ----------    --------  -------     --------
         Net income (loss)           $    2,978    $   2,581    $  (180)     $  (999)  $  1,569     $   805   $   908       $ 805
                                     ===========   ==========    ========    ========  ==========    ========  =======     ========


         Revenues and Gross Profit. Consolidated revenues for the three months ended December 31, 2000 were $0 as compared to $31,258,000 for the three months ended December 31, 1999. The decrease in consolidated revenues was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were $0 for both the 1999 and 2000 quarters.

         HFGTL Group. Total revenues of HFGTL Group were $47,776,000 for the three months ended December 31, 2000, an increase of 52.8% from $31,258,000 for the three months ended December 31, 1999. The increase in revenues of HFGTL Group for the quarter was primarily attributable to expansion of production facilities to meet increasing demand, new products design, increased marketing efforts and adoption of more competitive pricing strategy.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 160% to $37,398,000 during the three months ended December 31, 2000 from $14,379,000 during the same period in the prior year.
Sales within Southeast Asia accounted for 78.2% of total sales during the current period as compared to 46% during the same period in the prior year. Sales within the region increased due to improving economic conditions and extra marketing effort in particular in the PRC during the period following an extended period of weakness from late 1997 to early 1999 which was partially offset by pricing competition and additional sales during the 1999 period relating to the Millennium. Sales in Hong Kong increased approximately 288.5% to $12,146,000 for the three months ended December 31, 2000 from $3,126,000 for the same period of the prior year. Sales in the PRC increased approximately 210.5% to $18,443,000 for the three months ended December 31, 2000 from $5,939,000 for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended December 31, 2000 increased 28.1% to $6,809,000 from $5,314,000 for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), HFGTL Group experienced a 38% decrease in sales with these sales accounting for 21.8% of total sales in the three months ended December 31, 2000 as compared to 54% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to increased marketing efforts and strong product demand which accompanied improved economic conditions in Southeast Asia regions. Sales in Europe decreased approximately 38.8% to $4,593,000 for the three months ended December 31, 2000 from $7,502,000 in the same period of the prior year. Sales in the Middle East were down during the three months ended December 31, 2000, decreasing approximately 31.6% to $2,138,000 from $3,126,000 in the same period of the prior year. Sales in the United States decreased approximately 40.5% to $3,717,000 during the three months ended December 31, 2000 from $6,252,000 in the same period of the prior year.

     Gross profit of HFGTL increased by 6.7% to $8.4 million during the current period from $7.9 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in net sales. Gross margin decreased to 17.6% in the current period from 25.1% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to adoption of a more competitive pricing strategy.

     NEI Group. Total revenues of NEI Group were $0 during the quarters ended December 31, 1999 and 2000. NEI Group operations during the current quarter were focused on developing and facilitating e-commerce trading facilities between the PRC and the rest of the world.

     Operating Expenses. Consolidated operating expenses for the three months ended December 31, 2000 were $6,000 as compared to $3,992,000 for the three months ended December 31, 1999. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were $6,000 for the 2000 quarter and $0 for the 1999 quarter.

     HFGTL Group. Total operating expenses of HFGTL Group were $4,375,000 for the three months ended December 31, 2000, an increase of 10% from $3,977,000 for the three months ended December 31, 1999. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased salary, selling expenses and depreciation expenses to support increased business operations.

     NEI Group. Total operating expenses of NEI Group were $458,000 for the three months ended December 31, 2000, an increase of 1,017.1% from $41,000 for the three months ended December 31, 1999. The increase in operating expenses of NEI Group for the quarter was primarily attributable to the limited operations conducted by NEI Group in the prior year period following the formation of NEI Group in November 1999.

         Interest Expense, Net. Consolidated interest expense, net, for the three months ended December 31, 2000 was $0 as compared to $340,000 for the three months ended December 31, 1999. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were $0 for the 2000 quarter and 1999 quarter.

         HFGTL Group. Net interest expense of HFGTL Group was $695,000 for the three months ended December 31, 2000, an increase of 104.4% from $340,000 for the three months ended December 31, 1999. The increase in net interest expense of HFGTL Group for the quarter was primarily attributable to increased trust receipt bank loans.

         Share of Profit of Associates. Consolidated share of profit of associates totaled $892,000 during the quarter ended December 31, 2000 as compared to $0 during the quarter ended December 31, 1999. Consolidated share of profit of associates represents the Company's 31.4% interest in HFGTL, including a 49.9% interest in NEI owned by HFGTL. Pro forma consolidated share of profit of associates totaled $892,000 for the quarter ended December 31, 2000 and $1,088,000 for the quarter ended December 31, 1999.

         Income Taxes. Consolidated income taxes, including share of associates' income tax, for the three months ended December 31, 2000 was $81,000 as compared to $577,000 for the three months ended December 31, 1999. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $81,000 for the 2000 quarter and $180,000 for the 1999 quarter.

         HFGTL Group. Income tax expense of HFGTL Group was $257,000 for the three months ended December 31, 2000, a decrease of 55.5% from $577,000 for the three months ended December 31, 1999. The decrease in income tax expense of HFGTL for the quarter was primarily attributable to the provision of tax at a rate of 8% during the 2000 quarter as compared to a rate of 16% during the 1999 quarter.

         Minority Interest. Consolidated minority interest totaled $0 during the quarter ended December 31, 2000 as compared to $1,394,000 during the quarter ended December 31, 1999. The decrease in minority interest was attributable to reclassification of HFGTL from as subsidiary to become an associate following the New ePoch Transaction. Pro forma consolidated minority interest was $0 for the quarters ended December 31, 1999 and 2000.

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

                                                                                                                    Pro Forma
                                             HFGTL Group             NEI Group             Consolidated           Consolidated
                                      -----------------------  ---------------------  ----------------------   ---------------------
Nine months ended December 31,           1999          2000      1999         2000      1999           2000      1999          2000
(in US`000s)                          ----------     --------  --------     --------  --------       -------   -------       -------

         Revenues                     $ 84,823      $ 103,062   $    0      $     0   $ 84,823      $ 43,502    $    0       $    0
         Cost of sales and services    (63,944)       (80,383)       0            0    (63,944)      (32,276)        0            0
                                      ---------      --------- --------     --------  ---------     ---------    ------       ------
         Gross profit                   20,879         22,679        0            0     20,879        11,226         0            0
         Selling, general and
            administrative expenses    (10,784)       (13,087)     (41)        (891)   (10,818)        6,713         0          (28)
                                      ---------      --------- --------     --------  ---------     ---------    ------       ------
         Operating income (loss)        10,095          9,592      (41)        (891)    10,061         4,513         0          (28)
         Interest expense, net          (1,051)        (1,671)       0          (33)    (1,051)         (508)        0            0
         Other income (loss), net           45            109     (115)        (967)        45            80         0            0
         Share of profit (loss) of
         associates                          0           (593)     (24)           0          0         1,041     2,826        2,225
         Gain on dilution of equity
            interest of associates           0              0        0            0          0           479         0            0
         Loss on disposal of subsidiaries
            - dilution of interest           0              0        0            0          0       (10,090)   (5,840)           0
                                      ---------      --------- --------     --------  ---------     ---------    ------       ------
         Income (loss) before
            income taxes                 9,089          7,437     (180)      (1,891)     9,055        (4,485)   (3,014)       2,197
         Provision for income taxes
            Group                       (1,454)          (642)       0            0     (1,454)         (320)        0            0
            Associates                       0              0        0            0          0          (101)     (457)        (201)
         Minority interest                   0              0        0            0     (3,577)       (1,785)        0            0
                                      ---------      --------- --------     --------  ---------     ---------    ------       ------
         Net income (loss)           $   7,635        $ 6,795  $  (180)    $ (1,891)   $ 4,024       $(6,691)  $(3,471)    $  1,996
                                      =========      ========= ========     ========  =========     =========    ======       ======

     Revenues and Gross Profit. Consolidated revenues for the nine months ended December 31, 2000 were $43,502,000 as compared to $84,823,000 for the nine months ended December 31, 1999. The decrease in consolidated revenues was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were $0 for both the 1999 and 2000 quarters.

     HFGTL Group. Total revenues of HFGTL Group were $103,062,000 for the nine months ended December 31, 2000, an increase of 21.5% from $84,823,000 for the nine months ended December 31, 1999. The increase in revenues of HFGTL for the period was primarily attributable to expansion of production facilities to meet increasing demand, new products design, increased marketing efforts and adoption of more competitive pricing strategy.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 97.3% to $76,987,000 during the nine months ended December 31, 2000 from $39,019,000 during the same period in the prior year.
Sales within Southeast Asia accounted for 74.7% of total sales during the current period as compared to 46% during the same period in the prior year. Sales within the region increased due to improving economic conditions and extra marketing effort in particular in the PRC during the period following an extended period of weakness from late 1997 to early 1999 which was partially offset by pricing competition and additional sales during the 1999 period relating to the Millennium. Sales in Hong Kong increased approximately 173.4% to $23,189,000 for the nine months ended December 31, 2000 from $8,482,000 for the same period of the prior year. Sales in the PRC increased approximately 144.3% to $39,369,000 for the nine months ended December 31, 2000 from $16,117,000 for the same period of the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the nine months ended December 31, 2000 were flat at $14,429,000 compared to $14,420,000 for the same period in the prior year.

     Outside of Asia (in the United States, Europe and the Middle East), HFGTL Group experienced a 43.1% decrease in sales with these sales accounting for 25.3% of total sales in the nine months ended December 31, 2000 as compared to 54% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to increased marketing efforts and strong product demand which accompanied improved economic conditions in Southeast Asia regions. Sales in Europe decreased approximately 51.4% to $9,894,000 for the nine months ended December 31, 2000 from $20,358,000 in the same period of the prior year. Sales in the Middle East were down during the nine months ended December 31, 2000, decreasing approximately 31.6% to $6,390,000 from $8,482,000 in the same period of the prior year. Sales in the United States decreased approximately 42.3% to $9,791,000 during the nine months ended December 31, 2000 from $16,965,000 in the same period of the prior year.

     Gross profit of HFGTL Group increased by 8.6% to $22.7 million during the current period from $20.9 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in net sales. Gross margin decreased to 22% in the current period from 17.6% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to adoption of a more competitive pricing strategy.

     NEI Group. Total revenues of NEI Group were $0 during the nine months ended December 31, 1999 and 2000. NEI Group operations during the current period were focused on developing and facilitating e-commerce trading facilities between the PRC and the rest of the world.

     Operating Expenses. Consolidated operating expenses for the nine months ended December 31, 2000 were $6,713,000 as compared to $10,818,000 for the nine months ended December 31, 1999. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated operating expense were $28,000 for the 2000 period and $0 for the 1999 period.

         HFGTL Group. Total operating expenses of HFGTL Group were $13,087,000 for the nine months ended December 31, 2000, an increase of 21.4% from $10,784,000 for the nine months ended December 31, 1999. The increase in operating expenses of HFGTL for the period was primarily attributable to increased salary, selling expenses and depreciation expenses to support increased business operations.

         NEI Group. Total operating expenses of NEI Group were $891,000 for the nine months ended December 31, 2000, an increase of 2,073.2% from $41,000 for the nine months ended December 31, 1999. The increase in operating expenses of NEI Group for the period was primarily attributable to the limited operations conducted by NEI Group in the prior year period following the formation of NEI Group in November 1999.

         Interest Expense, Net. Consolidated interest expense, net, for the nine months ended December 31, 2000 was $508,000 as compared to $1,051,000 for the nine months ended December 31, 1999. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were $0 for the 2000 period and 1999 period.

     HFGTL Group. Net interest expense of HFGTL Group was $1,671,000 for the nine months ended December 31, 2000, an increase of 59% from $1,051,000 for the nine months ended December 31, 1999. The increase in net interest expense of HFGTL for the period was primarily attributable to increased trust receipt bank loans.

     Gain on Dilution of Equity Interest of Associates. The Company reported a gain during the period in the amount of $479,000 on the dilution of equity interest of HFGTL as a result of the HFGTL Placement.

     Loss on Disposal of Subsidiaries-Dilution of Interest. The Company reported a loss during the period in the amount of $10,090,000 on the dilution of the Company's effective ownership interest in HFGTL from 53.145% to 35% as a result of the New ePoch Transaction.

     Share of Profit of Associates. Consolidated share of profit of associates totaled $1,041,000 during the nine months ended December 31, 2000 as compared to $0 during the nine months ended December 31, 1999. Consolidated share of profit of associates represents the Company 31.4% interest in HFGTL, including a 49.9% interest in NEI owned by HFGTL. Pro forma consolidated share of profit of associates totaled $2,225,000 for the nine months ended December 31, 2000 and $2,826,000 for the nine months ended December 31, 1999.

     Income Taxes. Consolidated income taxes, including shares of associates' income tax, for the nine months ended December 31, 2000 was $421,000 as compared to $1,454,000 for the nine months ended December 31, 1999. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL as an associate following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $201,000 for the 2000 period and $457,000 for the 1999 period.

     HFGTL Group. Income tax expense of HFGTL Group was $642,000 for the nine months ended December 31, 2000, a decrease of 55.8% from $1,454,000 for the nine months ended December 31, 1999. The decrease in income tax expense of HFGTL for the period was primarily attributable to the provision of tax at a rate of 8% during the 2000 period as compared to a rate of 16% during the 1999 period.

     Minority Interest. Consolidated minority interest totaled $1,785,000 during the nine months ended December 31, 2000 as compared to $3,577,000 during the nine months ended December 31, 1999. The decrease in minority interest was attributable to reclassification of HFGTL from as subsidiary to become an associate following the New ePoch Transaction. Pro forma consolidated minority interest was $0 for the nine months ended December 31, 1999 and 2000.

Financial Condition, Liquidity and Capital Resources

     The Company had a cash balance of $91,000 and a working capital deficit of $304,000 at December 31, 2000 compared to a cash balance of $19,562,000 and working capital of $24,960,000 at March 31, 2000. The decrease in cash and the working capital deficit are principally due to the change of HFGTL and its subsidiaries (including associate company) to become associates from subsidiaries.

     For the nine months ended December 31, 2000 net cash used in operating activities amounted to $5,771,000 as compared to net cash used in operating activities of $168,000 for the corresponding period of the prior year. This change resulted primarily from a combination of decreased net income before minority interest whereas instead of 100% of income was taken after the New ePoch Transaction, only the attributable proportionate share of profit in associates was taken and an increase in accounts receivable and inventories which was partially set off by loss on disposal (dilution of interests) of subsidiaries.

     Net cash used in investing activities totaled $23,148,000 during the nine months ended December 31, 2000 compared with $9,077,000 during the nine months ended December 31, 1999. This increase was attributable to net cash outflow on disposal (dilution of interests) of subsidiaries as a result of the New ePoch Transaction.

     Net cash provided by financing activities increased to $9,448,000 during the nine months ended December 31, 2000 from $8,901,000 during the nine months ended December 31, 1999. The increase was primarily attributable to net variance in bank borrowings and capital lease obligations.

     At December 31, 2000, the Company had no long term debt compared to long term debt at March 31, 2000 of $3,422,000. The decrease in long term debt was primarily attributable to the reclassification of HFGTL and its subsidiaries (including associate company) from a consolidated subsidiary to become associates.

     Management believes that based on its current financial condition, the Company's cash and working capital is sufficient to meet the Company's anticipated needs for at least the next twelve months.

Certain Factors Affecting Future Operating Results

     Our operating results in the future will be materially effected by the reduction of our ownership interest in HFGTL. We will only report our proportionate interest in the operating results of HFGTL Group going forward to reflect thereafter the acquisition by HFGTL of New ePoch Information (BVI) Company Limited.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

     The Company has no material market risk.

     Sales of the Company's associated company, HFGTL Group, are denominated in Renminbi (the "Rmb"), U.S. dollars or Hong Kong dollars. Any material fluctuation in the value of the Rmb, the Hong Kong dollars relative to the U.S. dollars would have significant impact on HFGTL Group's operating results.

     In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the nine months ended December 31, 2000 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

     HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $3.2 million, ranged from Hong Kong prime lending rate minus 1.75% to prime plus 2.75% during the nine months ended December 31, 2000. HFGTL does not currently hedge its interest rate exposure as HFGTL believes that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and (ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   S.W. LAM, INC.


Dated:   February 19, 2001                    By:   /s/ Lam Sai Wing
                                                   -----------------------------
                                                    Lam Sai Wing, President and
                                                    Chief Executive Officer

Dated:   February 19, 2001                    By:   /s/ Chan Yam Fai
                                                   -----------------------------
                                                    Chan Yam Fai, Jane
                                                    Chief Financial Officer