Form 10-K
period 2001-03-31
LAM SW INC
filed 2001-08-15
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

           Nevada                                      62-1563911
--------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


           Unit 25-32, Second Floor, Block B, Focal Industrial Centre,
                      21 Man Lok Street, Hunghom, Hong Kong
          ------------------------------------------------------------

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
Yes  X   No
    ----   ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 23, 2001, 12,865,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price, was approximately $313,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

         ITEM 1.     BUSINESS.............................................    1
         ITEM 2.     PROPERTIES...........................................   13
         ITEM 3.     LEGAL PROCEEDINGS....................................   13
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS..................................   13

PART II

         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS......................   13

         ITEM 6.     SELECTED FINANCIAL DATA..............................   14
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS........   15
         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK....................................   23
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........   23
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE...............   23
PART III

         ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                     AND CONTROL PERSONS..................................   23
         ITEM 11.    EXECUTIVE COMPENSATION...............................   24
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT................................   26
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS.........................................   27
PART IV

         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K..................................   27

                     SIGNATURES...........................................   29

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

         The Company operates through its present various affiliates, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to S.W. Lam, Inc., where appropriate, and its subsidiaries or its affiliates. All references to China or the PRC are to the Peoples' Republic of China.

         The Company's functional currency is Hong Kong Dollars ("HK$"). For the convenience of readers, unless otherwise indicated, all financial information contained herein is presented in United States Dollars ("US$"). Translation of amounts from HK$ into US$ has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001 of US$1.00 = HK$7.8. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.

ITEM 1.  BUSINESS

         S.W. Lam, Inc. (the "Company"), a Nevada corporation, through its present various affiliates, is engaged in the design, manufacturing and marketing of a broad range of gold products, other precious metal products and jewelry products to customers in Hong Kong, the People's Republic of China (the "PRC" or "China") and other parts of the world. The Company's operations are located in Hong Kong and the PRC.

History and Development of the Company

         The Company's operations date to the formation of a jewelry manufacturing and marketing business by Lam Sai Wing ("Mr. Lam") in the 1980's. In the mid-1990's, Mr. Lam and his wife, Chan Yam Fai, Jane ("Ms. Chan"), restructured substantially all of their jewelry operations by transferring those operations to Hang Fung Jewellery Company Limited ("Hang Fung Jewellery") and transferring Hang Fung Jewellery to Quality Prince Limited ("Quality Prince").

         In December 1996, Quality Prince completed a "reverse acquisition" with the Company (the "Exchange") pursuant to which the jewelry operations of Mr. Lam and Ms. Chan were acquired by the Company, prior operations of the Company were terminated, the Company assumed and carried on, through the operating subsidiaries of Quality Prince (collectively the "Hang Fung Group"), the jewelry operations and management of the Hang Fung Group assumed control of the Company.

         In May of 1997, Quality Prince entered into an agreement with Phenomenal Limited ("Phenomenal"), an unaffiliated third party, pursuant to which Phenomenal loaned to Quality Prince $10,000,000 and Quality Prince issued to Phenomenal a convertible promissory note (the "Note") and a non-detachable warrant (the "Warrant") to subscribe for 5,263,158 shares of common stock of the Company at an exercise price of $2.19 per share. In accordance with the term of the agreement, the Warrant expired in May 1998. In June 1998, Phenomenal agreed to extend the maturity date of the Note and waive its then entitlement to interest accrued under the Note and the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery. As a result, on June 30, 1998, Hang Fung Jewellery issued 5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. In February 1999, the Hang Fung Group effected a corporate reorganization (the "Group Reorganization") with Hang Fung Gold Technology Limited ("Hang Fung Gold") becoming a holding company, excluding Quality Prince, for the Hang Fung Group and, according to the terms of the revised agreement with Phenomenal, Phenomenal's investment being converted into common stock in Hang Fung Gold. Immediately prior to the conversion, dividends on the Preferred Stock in the amount of $1,849,000 were paid. Immediately following the restructuring of the Hang Fung Group, Hang Fung Gold completed an offering of shares in Hong Kong raising approximately HK$59,000,000 (the "Hong Kong Offering") and the shares of Hang Fung Gold were listed and traded on The Stock Exchange of Hong Kong Limited (the "Hong Kong Exchange") commencing on March 16, 1999.

         Following the Group Reorganization and Hong Kong Offering, the Company held, through Quality Prince, 53.145% of the issued capital stock of Hang Fung Gold, whereas Phenomenal held 21.855% of the issued capital stock and the investing public held the remaining 25% of the issued capital stock of Hang Fung Gold.

         Beginning in fiscal 1999, the Company implemented a number of initiatives such as (1) product branding, (2) establishment of strategic marketing alliances, (3) expansion of wholesale and retail distribution channels in the PRC, and (4) contemplation of an Internet business strategy. In connection with those initiatives, the Company began efforts to further expand its production facilities and halted contract manufacturing for third parties in order to devote its manufacturing capacity to production of its own products.

         As part of the Hang Fung Group's Internet strategy, in August 2000, Hang Fung Gold acquired 49.9% of the stock of New ePoch Information (BVI) Company Limited ("New Epoch") in exchange for shares of common stock of Hang Fung Gold (the "New Epoch Transaction") representing approximately 34.1% of the capital stock of Hang Fung Gold as enlarged following the transaction. Under the terms of the New Epoch Transaction, Hang Fung Gold has an option for a period of three years to acquire the remaining shares of New Epoch. In conjunction with the New Epoch Transaction, Hang Fung Gold entered into a Facility Agreement pursuant to which Hang Fung Gold agreed to provide to New Epoch a credit facility of up to the higher of (1) HK$50 million, or (2) two-thirds of the net proceeds of equity or debt issuances by Hang Fung Gold from time to time after closing of the acquisition. In August 2000, Hang Fung Gold completed a placement of shares resulting in proceeds of HK$62.7 million (the "HFG Placement"). As a result of the New Epoch Transaction and the HFG Placement, the Company's ownership interest in Hang Fung Gold was reduced to 31.4%.

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

Company Structure

         The following chart sets forth the organization of the Company and its principal subsidiaries as of March 31, 2001:

                                 S.W. Lam, Inc.
                          (incorporated in Nevada, US)

                                      100%

                             Quality Prince Limited
                    (incorporated in British Virgin Islands)

                                      31.4%

                       Hang Fung Gold Technology Limited
                           (incorporated in Bermuda)

       100%                                            49.9%
 Macadam Profits Limited                     New ePoch Information (BVI) Company Limited
(incorporated in the British Virgin Islands)  (incorporated in the British Virgin Islands)

                                                (E-commerce trading platform)

       100%                                             100%
Hang Fung Jewellery Company Limited          Kai Hang Jewellery Company Limited
(incorporated in Hong Kong)                   (incorporated in Hong Kong)


(Manufacturing and selling                        (Property holding)
 of jewelry products)

      100%
 Hang Fung Jewellery (Shenzhen) Co., Ltd.
 (established in the PRC)


(Manufacturing of
 jewelry products)


Overview

         The Company, prior to the New Epoch Transaction and the HFG Placement, was a holding company with its operating subsidiaries principally engaged in the design, manufacture and distribution of a broad range of gold products, other precious metal products and jewelry products. All jewelry and precious metal operations of the Company are carried out through the Hang Fung Group which is owned, after the New Epoch Transaction and the HFG Placement, 31.4% by the Company.

         Manufacturing operations are carried on in Hong Kong and the PRC.

         The Hang Fung Group presently markets its products throughout the world including Hong Kong, the PRC, Southeast Asia, Europe and the United States. The Hang Fung Group has increased its sales in recent years as a result of increased marketing effort and competitive pricing strategy.

         In August 2000, Hang Fung Gold acquired 49.9% of the equity interest of an affiliate, New Epoch, which is engaged in developing and facilitating e-commerce trading facilities between the PRC and the rest of the world, using offline trading services to complement an internet B2B platform.

         As a result of the reduction in the Company's ownership interest in its operating subsidiaries following the New Epoch Transaction and the HFG Placement, the results of those previous subsidiaries are no longer reported on a consolidated basis by the Company but are accounted for under the equity method of accounting.

Developments During Fiscal Year 2001

         In August 2000, Hang Fung Gold completed the New Epoch Transaction and the HFG Placement as a part of Hang Fung Group's Internet strategy to expand its distribution channels. Hang Fung Group also began offering e-commerce facilities and services to support e-commerce. As a result of the severe downturn in the Internet market, development of the e-commerce business of Hang Fung Group and of New Epoch has been substantially curtailed.

Gold, Jewelry and Precious Metal Products Operations

- Products

     The Hang Fung Group's products consist of a broad array of gold and silver jewelry products, gold and silver decorative items, semi-precious stone ,jewelry and other decorative products. The Hang Fung Group's products include, but are not limited to, bracelets, chains, charms, rings, earrings, ornamental plaques, serving sets and decorative pieces.

     The Hang Fung Group classifies its products in the following four distinct segments:

Gold Products

     The principal product line of the Hang Fung Group consists of fine gold jewelry and decorative ornaments which are manufactured using mainly fine gold and karat gold. In order to cater to customer demands, gold products manufactured and sold by the Hang Fung Group cover a wide range of weight, ranging from approximately 0.5 grammes to 3,000 grammes (3 kg) and are priced at a range of approximately HK$50 to HK$300,000 per piece of which the prices for the most popular items range from approximately HK$50 to HK$3,000 per piece.

         Fine gold jewelry items include bracelets, anklets, bangles, necklaces, brooches, pendants, rings and earrings that are made of fine gold and karat gold. The fine gold jewelry items manufactured and sold by the Hang Fung Group include contemporary and innovative designs that are worn as fashion accessories as well as traditional oriental designs that are commonly presented as wedding and birthday gifts in the Asian community.

         Gold ornaments, including statuettes, memento cards, key chains and other decorative items, are mainly made of fine gold. Gold ornaments may take various different forms and shapes such as cartoon characters, animals, signs of the zodiac as well as religious figures and symbols. The Hang Fung Group also manufactures customized gold memento cards and key chains for corporations as souvenirs in their business promotions.

Other Precious Metal Products

         Other precious metal products manufactured by the Hang Fung Group include jewelry and decorative ornaments that are made of precious metals such as silver and platinum. Depending on the weight and design of such products, these products are sold in a price range of approximately HK$8 to HK$500,000 per piece of which the prices for the most popular items range from approximately HK$100 to HK$500 per piece.

Jewelry Products

         Jewelry products manufactured by the Hang Fung Group are made up of mainly precious stones and gems. Depending on the quality and weight of stones and gems jewelry and design of such products, these products are sold in a price range of approximately HK$200 to HK$200,000 per piece of which the prices for the most popular items range from approximately HK$2,000 to HK$8,000 per piece.

Others

         "Others" include mainly medals, coins and other miscellaneous items. Depending on the weight, design and material used in such products, these products are sold in a price range of approximately HK$50 to HK$4,000 per piece of which the prices for the most popular items range from approximately HK$50 to HK$300 per piece.

         In US dollars, the Hang Fung Group's products range in wholesale price from approximately $1 to over $65,000. The mean selling price of the Hang Fung Group's products is between $200 and $280. The following table illustrates, in US dollars, the typical range and average wholesale price of the Hang Fung Group's products by segment:

                                            Wholesale          Average
                                           Price Range     Wholesale Price
                                          -------------   -----------------
Fine gold products......................   $10 to $38,000       $200
Other precious metal products...........    $1 to $65,000        $40
Jewelry products........................   $25 to $26,000       $650
Others..................................     $6 to $100          $20

     For the two years ended March 31, 2000 and 2001, sales of Hang Fung Group by major product category and as a percentage of sales were as follows:

                                             2000                 2001
                                     -------------------     -----------------
                                      Amount                 Amount
                                      $'000      Percent     $'000     Percent
                                     -------     -------     ------    -------

Fine gold products...............     71,133       57.8     129,744     76.3
Other precious metal products....     30,753       25.0      16,583      9.7
Jewelry products.................     21,031       17.1      23,539     13.8
Others...........................        198        0.1         359      0.2
                                   ---------     ------    --------   ------
                                     123,115      100.0     170,225    100.0
                                    ========      =====    ========   ======

 - Product Design and Development

         The Hang Fung Group currently maintains a team of approximately 10 qualified and experienced staff in its in-house product design and development division in its Hong Kong office. The Hang Fung Group has been a pioneer in the introduction of innovative product designs as well as in the development of new production technology in the gold product industry. The product design and development division continuously monitors market trends and consumer preferences and participates in jewelry fairs, exhibitions and competitions to stimulate new ideas. Employees are also encouraged to attend relevant courses and workshops paid by the Hang Fung Group to strengthen their knowledge of production technology for gold products. The product design and development division currently creates over 2,000 new product designs on an annual basis.

         In order to maintain its competitiveness in the gold product market, the Hang Fung Group constantly introduces new products. Beginning in 1991, the Hang Fung Group introduced fine gold ornaments such as gold memento cards, key chains and electroformed products to the market. Some of the products of the Hang Fung Group are also designed to suit different geographical market needs. For example, the Chinese twelve signs of the zodiac ornaments and buddha figurines are in high demand in the PRC and other countries in the Asia Pacific region while cartoon characters and innovative jewelry items are in high demand in Europe and the US.

 - Purchasing

         The primary raw material in the manufacture and assembly of the Hang Fung Group's products is gold bullion. For the year ended March 31, 2001, the cost of gold bullion accounted for approximately 79.9% of the Hang Fung Group's total purchases.

         The Hang Fung Group sources gold bullion primarily from suppliers in Australia, England, Germany and Hong Kong. The Hang Fung Group mainly sources gold bullion from gold bullion traders. Generally, the Hang Fung Group is able to maintain a steady supply of gold bullion from its suppliers, with an average of one day between the placing of an order and the receipt of the gold bullion. Other materials, including silver and color stones, are purchased, primarily, from suppliers in Hong Kong.

         For the year ended March 31, 2001, purchases of gold from the Hang Fung Group's five largest suppliers accounted for approximately 93.9% of the Hang Fung Group's total purchases. The Hang Fung Group sources gold bullion regularly from its major suppliers and has not experienced any difficulty in obtaining the raw materials required in the past. The Hang Fung Group has been dealing with its major suppliers for an average period of approximately ten years and maintains a good business relationship with each of them.

         As the price of precious metals, in particular the price of gold bullion, has generally been decreasing in recent years and since there are numerous alternative sources of gold bullion such as banks and gold bullion dealers, the Hang Fung Group does not maintain any long-term contractual arrangements with its suppliers. Management believes that the Hang Fung Group is in an advantageous position to negotiate for better terms when sourcing gold bullion, as compared to gold bullion suppliers, and that the absence of established contractual relationships with any principal supplier will not have a material adverse effect on the operations or the financial position of the Hang Fung Group.

         Based on the prevailing market situation with the price of gold bullion remaining relatively steady and given the liquidity of gold bullion in the market, the Hang Fung Group does not actively engage in hedging activities with respect to possible fluctuations in gold prices. The Hang Fung Group's management monitors the fluctuation of gold prices closely and should the need for hedging arise in the future, the Hang Fung Group may engage in hedging transactions. Moreover, the Hang Fung Group has been able to fix the purchase price of gold with its largest supplier with reference to the market gold price at the time the Hang Fung Group's gold products are sold to customers. By using this arrangement, the price of gold payable to its largest supplier will be the same as the price of gold charged by the Hang Fung Group to its customers, thereby minimizing the effect of fluctuation of gold prices on the Hang Fung Group.

 - Manufacturing and Assembly

Production Facilities

         At March 31, 2001, the Hang Fung Group operated production facilities which are located in Hunghom in Hong Kong (the "Hunghom Facility"), and in Sha Tau Kok in the PRC (the "Sha Tau Kok Facility"). The Hang Fung Group previously operated production facilities in Beijing, Shanxi and Shenzhen under processing agreements with PRC entities holding requisite permits.

-- Production Facilities in the Hong Kong

   Hunghom Facility

         The Hunghom Facility was established in 1988 and is now equipped with 20 production lines which are used primarily for the production of molds, gold memento cards and medals and the electroforming of fine gold and karat gold, as well as the production of computer-scanned gold statuettes. The Hunghom Facility is a vertically integrated facility capable of handling all aspects of the production process, from product design to mold-making and from casting to polishing as well as marketing to distribution.

         The premises of the Hunghom Facility are leased from an independent third party and have a total gross floor area of approximately 31,500 sq. ft., which are used as the Hang Fung Group's office, showroom, and warehouse as well as production facilities.

-- Production Facilities in the PRC

    Sha Tau Kok Facility

         The Sha Tau Kok Facility is operated by, and the premises at which it is situated are leased by, Hang Fung Jewellery (Shenzhen) Co., Ltd., a wholly-owned subsidiary of Hang Fung Jewellery. The Sha Tau Kok Facility is located near the Sha Tau Kok customs office in Shenzhen, the PRC.

         The Sha Tau Kok Facility was developed in two phases. Development of the first phase was completed, and commercial production commenced, in July 1998. Development of the second phase was completed in November 1999, and commercial production commenced in the same month. The Sha Tau Kok Facility now houses 45 production lines primarily for the production of fine and karat gold products and other precious metal products.

Production Process

         The Hang Fung Group combines traditional craftsmanship with advanced computerized technology such as the application of the computerized faceting machine and/or electroforming machine in the manufacturing process of gold products. While faceting and electroforming are automated procedures, the creation of product designs, the making of master wax models and master rubber molds, the carving of individual wax models and the polishing of the finished products are performed by skilled workers manually under the supervision of a team of experienced technicians. The production cycle for gold products takes approximately 7 to 30 days to complete, depending on complexity of product design, any specific requirements of the product, and production volume.

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

-- Ornaments

         Manufacturing of other jewelry items, including gold ornaments which may be attached to chains, typically involves some, or all, of the following processes:

         Design and Mold Making

         The Hang Fung Group's in-house design team begins drawing the design by using computer-aided design software. The data for the design are then electronically transmitted to a computerized mold making machine and a master wax model is produced automatically. The master wax model is of prime importance as its degree of perfection determines the quality of the master rubber mold. A master rubber mold is then constructed by pouring liquified rubber over the master wax model (the "lost wax casting method"). The master rubber mold can be used to produce numerous replica wax models.

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

 - Manufacturing Technology and Development

         The Hang Fung Group continuously seeks to improve and modify its production technology and facilities in order to achieve better product quality and higher profit margin. Traditionally, the manufacture of gold products has been labor intensive and, therefore, product quality and production time may vary for each production. The Hang Fung Group has successfully combined traditional manual craftsmanship with advanced computerized technology to mass produce quality gold products in a cost efficient manner.

         The Hang Fung Group has committed to invest in developing the technology and improvement in product quality. As one of the first gold product manufacturers to have successfully implemented electro-forming technology, the Hang Fung Group is able to produce gold decorative ornaments of the same size as those produced using the traditional methods, but using less gold and therefore reducing costs. By adopting this new technology in the production of gold products, gold is more evenly spread on the wax model resulting in smoother contours and better appearance.

         In September 1998, the Hang Fung Group was granted a short-term patent of up to 8 years in Hong Kong in relation to the production technology for the computer-scanned gold statuette, a newly-launched product of the Hang Fung Group. Gold statuettes are produced by scanning the object to be reproduced, particularly busts, by a computerized scanner. Details of the contours of the bust are scanned and are stored as codes on electronic media. The codes can then be sent electronically to one of the production facilities of the Hang Fung Group and finally to the rapid prototyping system for further production of fine gold busts with the exact features of the scanned object. Besides offering a high degree of resemblance to the original object, the advantage of this production technology is that the amount of manual craftsmanship and production time can be significantly reduced.

         The Hang Fung Group has also obtained other patents in Hong Kong for other production methods.

         The Hang Fung Group used advanced electro-forming technologies to successfully manfacture the world's tallest one-piece electro-formed fine gold statue - the Goddess Kuan Yan and became the only manufacturer capable of producing one-piece electro-formed products in such size. The statue weighs approximately 168kg and is 273cm high with an estimated worth of HK$15 million. The Hang Fung Group has applied for inclusion of the statue in the Guinness Book of World Records.

 - Quality Control

         The Hang Fung Group's quality control team consists of 20 persons and is committed to ensure that the products meet the Hang Fung Group's quality standards.

         All incoming raw materials, such as gold bullion, are inspected by the quality control team for purity before being used in the production process. Quality control checks are also conducted at various stages of production to ensure that product specifications are met. In addition, the Hang Fung Group has trained its production workers to closely inspect products during production. Defective products are either rejected or subject to refinements before entering the next stage of the production process. The production process is also closely monitored by trained technicians. All finished products are subject to final inspection before they are packed and delivered to customers. The Hang Fung Group's marketing staff also check the quality of finished products upon receipt of products before distribution.

     Hang Fung Jewellery (Shenzhen) Co. Ltd., a wholly-owned subsidiary of the Hang Fung Group, which operates the Sha Tau Kok Facility, has been granted the ISO 9001 certification.

         The Hang Fung Group is preparing to apply for ISO 9001 certification for its Hunghom Facility.

 - Inventory Policy and Control

     For gold bullion, in general, it is the Hang Fung Group's policy to maintain a stock holding period of approximately 70 days to 80 days. The Hang Fung Group had a stock level at the year ended March 2001 of approximately 1,900 kg of gold reserves for production use. The stock level is monitored by the senior manager of the gold and jewelry division who coordinates the transfer of raw materials and finished goods between the production facilities and the sales and marketing department. Stock movements from the safe or storeroom of each of the production facilities are recorded in the respective stock ledgers and stock movement reports are examined on a regular basis and are submitted to the accounting department of the Hong Kong head offices for consolidation and reconciliation. All movements of stock must be justified by the person making the stock withdrawal. Details, such as stock code, quantity and weight, are completed by the person making the withdrawal on the withdrawal note which will be passed to the senior manager of the gold and jewelry division for approval before the stock withdrawal takes place. The person making the withdrawal, accompanied by another member of staff, must sign the stock withdrawal note to acknowledge receipt of the stock. The person making the withdrawal, the senior manager and the accounting department each respectively keeps one copy of the signed withdrawal note. Goods are stored in safes and storerooms that are installed with a wide range of anti-theft devices. At the production line level, the stock retrieved by a production line supervisor from the storeroom at a production facility is distributed to workers at the production line. The supervisor keeps a record stating particulars such as type and weight of stock distributed to each worker. At the end of each working day, each worker stores his/her stock in a safety box and the locked safety box is returned to the production line supervisor. The supervisor then stores the safety boxes collected from the workers in a subsection designated for the production line in the storeroom master safe. At the end of a production cycle, the workers return the stock to the production line supervisors who will check against their records to ensure that the stock returned matches with the particulars stated in the records. Stock counts are performed on a monthly and ad hoc basis by the accounting department and the results of the stock counts are checked against the stock ledger.

 - Sales and Marketing

         The Hang Fung Group's marketing and sales activities are carried out by a team of approximately 90 staff members. The Hang Fung Group's marketing and sales staff carries out marketing and sales activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Hang Fung Group's marketing and sales staff is responsible for establishing and maintaining relations with third party sales representatives and customers as well as marketing the Hang Fung Group's products to customers. The marketing and sales executives regularly attend trade fairs, seminars and exhibitions in Hong Kong and overseas in order to keep abreast of new product developments and market trends, to maintain regular contact with existing customers and to meet potential customers. Through participation in exhibitions, the Hang Fung Group is able to promote its corporate image, increase public awareness of its products and strengthen its competitive position in the gold products market.

         The Hang Fung Group had a showroom at its head office in Hunghom, Hong Kong where its wide range of products were displayed and sold. As a result of its unique design and excellent product quality, the products of the Hang Fung Group are very popular among customers. As the previous showroom for business with tourists was typically over-crowded, the Hang Fung Group has relocated to expand the showroom by opening of the 3D-Gold Tourism Exhibition Hall (the "Exhibition Hall") built to meet the increasing business generated by tourists. The Exhibition Hall is located at the ground floor, 28 Man Lok Street, Hunghom, Kowloon and occupies a gross floor area of approximately 20,000 square feet. The Exhibition Hall reinforces the Hang Fung Group's determination to manufacture gold and jewellery products with innovative technology. The Exhibition Hall displays various scenes such as the Fine Gold Kuan Yan Statue, the Worlds' Largest Fresh Water Pearl, Super Star Wax Models and the 12 Zodiac of the Yuan Ming Yuan. Each scene has special characteristics. The Exhibition Hall expands the Hang Fung Group's customer base and revenue base and promotes Hong Kong's tourism industry with the development of a new and innovative tourist destination.

         Other promotional activities undertaken by the Hang Fung Group include the placing of advertisements in trade magazines, journals and other public media as well as direct mailing of product catalogues to existing and potential customers and maintenance of an Internet web site which provides comprehensive product information.

         In the PRC, potential customers have historically been referred to the Hang Fung Group by existing customers or learn about the Hang Fung Group's products from other sources such as advertisements. Customers may place orders to the Hang Fung Group's Hong Kong office by fax, telex, telephone or e-mail. In any event, all deliveries pursuant to confirmed orders from PRC customers are made in Hong Kong to the party designed by the PRC customers located in Hong Kong. The Hang Fung Group does not hold a PRC license to distribute its products in the PRC to customers in the PRC. The Hang Fung Group's PRC customers (being customers who have invoicing addresses in the PRC, and which are believed to be either wholesale distributors or retailers) are responsible for arranging the importation of the products in the PRC.

         Through an alliance with the The Administration of Shatoujiao Free Trade Zone of Shenzhen (the "Free Trade Administration"), Hang Fung branded products are sold through ten retail chain stores. Pursuant to the alliance, the Hang Fung Group, jointly with the Free Trade Administration, developed the wholesale and retail business in the PRC by establishing and selling products under its own "3D-Gold" and "La Milky Way" brands.

         The Hang Fung Group has established solid business relationships with its customers and many of them have in turn introduced new customers to the Hang Fung Group. The Hang Fung Group also sponsors selected customers to attend major gold jewelry trade shows so as to further promote market awareness of the Hang Fung Group's products.

         The principal markets to which the Hang Fung Group's products are distributed are the PRC, South East Asia, Hong Kong, the United States and Europe. Sales by region (excluding Subcontracting fees) for the three years ended March 31, 2001 have been as follows:

                                      1999                  2000                 2001
                                -----------------   ----------------    ------------------
                                 Amount              Amount               Amount
                                 $,000    Percent    $,000  Percent      $,000     Percent
                                --------  -------   ------- --------    ---------  --------

PRC and Hong Kong..........     22,915     26.9     51,605    41.9        98,408     57.8
Southeast Asia.............     16,562     19.5     17,268    14.0        30,524     17.9
United States..............     13,920     16.4     19,179    15.6        18,065     10.6
Europe.....................     17,661     20.8     24,142    19.6        15,129      8.9
Others.....................     13,947     16.4     10,921     8.9         8,099      4.8
                                ------   ------   -------- -------      --------  -------
   Total...................     85,005    100.0    123,115   100.0       170,225    100.0
                                ======   ======   ======== =======      ========  =======

     The Hang Fung Group generally adopts a tight credit policy and grants credit only to selected customers depending on their business relationship with the Hang Fung Group. Sales to customers in Hong Kong and overseas, other than the PRC, are mainly settled on an open account basis, with credit periods ranging from seven days to ninety days. All Hong Kong and overseas customers generally settle their accounts on time and no material default has been encountered by the Hang Fung Group. As for the PRC customers, owing to the different business practices prevailing in the PRC, customers normally settle their accounts at a slower pace up to 180 days after sales. Despite the slower payment pattern, the Hang Fung Group has experienced no significant bad debt problems and management believes there are no material collectibility problems.

 - Customers

     Products manufactured by the Hang Fung Group are principally sold to wholesale distributors or retail chain operators of gold, other precious metal and jewelry products.

     At March 31, 2001, the Hang Fung Group had approximately 300 regular customers. The Hang Fung Group estimates that, through customers and their extensive distribution networks, the products manufactured by the Hang Fung Group are sold in approximately 2,000 retail outlets worldwide.

     For the year ended March 31, 2001, the Hang Fung Group five largest customers accounted for approximately 12.2% of sales. During fiscal 2001, no customers accounted for more than 5% of the Hang Fung Group's revenues. The Hang Fung Group has no long term contracts with any customers. The Hang Fung Group's top five customers have each had a business relationship with the Hang Fung Group for over five years.

 - Competition

     The jewelry industry is highly fragmented, with little significant brand name recognition or consumer loyalty. Selection is generally a function of design appeal, perceived high value and quality in relation to price.

     While many competitors in the wholesale jewelry manufacturing and distribution business may have a wider selection of products or greater financial resources, the Hang Fung Group believes its competitive position is enhanced by the Hang Fung Group's broad customer base, experienced management team, advanced technology and capital investment in continuous product development and product design and the Hang Fung Group's close relationship with its customers and vendors. Therefore, although the competition is intense, management believes that the Hang Fung Group is well positioned to compete in the jewelry industry.

Internet Operations

     In August 2000, the Hang Fung Group acquired 49.9% of the stock of New ePoch Information (BVI) Company Limited ("New Epoch"). New Epoch is engaged in developing and facilitating e-commerce trading facilities between China and the rest of the world using offline trading services to complement its Internet B2B platform.

     New Epoch is actively seeking cooperation with entities in China in various industries to explore and pioneer opportunities in China and will be the investment and business development arm of the Hang Fung Group in China. As a result of the severe downturn of the Internet business, New Epoch has curtailed its developing of e-commerce trading facilities.

     In August 2000, New Epoch signed a memorandum of understanding ("MOU") with the California Association of Hong Kong Limited ("CAHK") to foster business between China and California. Under the MOU, New Epoch will assist CAHK members and investors from California to develop business with China by providing current market and investment information through New Epoch's network in China, its Internet trading platforms and trade enabling facilities. New Epoch will identify potential agents, distributors, importers, manufacturers or end-users in China for products, services and technologies from California and will also source the same in California for raw materials, goods and products from China. In addition, New Epoch will identify prospective funding sources in China for investment projects or joint ventures in California.

     CAHK will assist New Epoch by  generating  and  promoting  awareness of New
Epoch's services to CAHK members and California businesses via a series of promotional and marketing programs.

Staff

     As of March 31, 2001, the Hang Fung Group had approximately 1,120 employees, including 12 executive officers, 25 other management personnel, 27 persons in administration, 896 persons in manufacturing and production and 160 persons in sales and marketing and New Epoch had under its direct employment approximately 10 employees. Of the Hang Fung Group's employees, approximately 250 staff members are located in Hong Kong with the remaining employees being located in the PRC. None of the Hang Fung Group's or New Epoch's employees is governed by collective bargaining agreements and the Hang Fung Group and New Epoch each consider its relations with its employees to be satisfactory.

Certain Foreign Operation Considerations

     The operations of the Hang Fung Group are conducted in Hong Kong and the PRC. As a result, the Hang Fung Group's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Hong Kong and the PRC, and by the general state of the Hong Kong and the PRC economies.

     On July 1, 1997, sovereignty over Hong Kong transferred from the United Kingdom to the PRC, and Hong Kong became a Special Administrative Region of the PRC (a "SAR"). As provided in the Sino-British Joint Declaration relating to Hong Kong and the Basic Law of the Hong Kong SAR, the Hong Kong SAR will have full economic autonomy and its own legislative, legal and judicial systems for fifty years. The Company's management does not believe that the transfer of sovereignty over Hong Kong will have an adverse impact on the Hang Fung Group's financial and operating environments. There can be no assurance, however, that changes in political or other conditions will not result in such an adverse impact.

     The Hang Fung Group's operations in the PRC are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among other, the political, economic and legal environments and foreign currency exchange. The Hang Fung Group's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulation on the import and export of gold, inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Additionally, a portion of the revenues of the Hang Fung Group is denominated in Renminbi ("Rmb") which must be converted into other currencies before remittance outside the PRC. Both the conversion of Renminbi into foreign currencies and the remittance of foreign currencies abroad require approvals of the PRC government.

ITEM 2. PROPERTIES

     Both the Company's and Hang Fung Group's executive offices are located at Unit 25-32, Second Floor, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong. This facility consists of approximately 31,500 square feet of office space, and is leased by the Hang Fung Group from an unaffiliated third party for approximately HK$2,289,000 (US$293,000) per year pursuant to four leases which range in expiration from November 1999 to March 2001. This office space also houses certain marketing, product design and high quality gold production operations.

     The Hang Fung Group's principal production operations are conducted at facilities located in Sha Tau Kok, the PRC. The Hang Fung Group's principal production facilities are described in "Item 1. Business" under the heading "Manufacturing and Assembly, Production Facilities."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     While the Company's Common Stock is listed on the OTC Electronic Bulletin Board under the symbol "CHRM.OB", there is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported price of the Company's Common Stock, as of July 15, 2001, was $0.20.

Holders

     At July 15, 2001, there were approximately 110 record holders of the Company's Common Stock.

Dividends

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

Sales of Unregistered Securities

     In January 2001, the Company issued 65,000 shares of Common Stock to a consultant for marketing and promotion services. The shares were issued without a public offering pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and the certificates evidencing the shares bear a legend restricting transfer of the shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data of the Company derived from the consolidated financial statements of the Company which appear elsewhere herein. The following data should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

                                                                Year Ended March 31,
                                        ---------------------------------------------------------------------
                                            1997          1998          1999           2000            2001
                                        -----------     ---------     ---------     ----------      ---------
                                                  (amounts stated in US$,000, except per share data)

Income Statement Data (1):
Net sales..............................   $36,825        $57,994      $ 85,005      $ 123,115       $  47,645
Subcontracting fees....................     4,133          4,308         2,195              -               -
                                         --------        -------     --------- --------------   -------------
  Total revenues.......................    40,958         62,302        87,200        123,115          47,645
Gross profit...........................    10,971         15,143        17,705         23,655           8,408
Operating income.......................     5,838          8,145        11,120         12,886           4,621
Interest expense, net..................    ( 389)          (574)       (1,078)        (1,704)           (523)
Share of losses of affiliates..........         -              -             -              -         (6,670)
Loss on dilution of equity interests in
 subsidiaries..........................         -              -         (271)              -         (2,034)
Income (loss) before taxes.............     5,449          7,571         9,771         11,182         (4,606)
Minority interests.....................        --             --       (2,013)        (5,997)         (1,805)
Net income.............................   $ 4,475        $ 6,285       $ 5,856        $ 6,781       $ (6,732)
                                          =======        =======       =======        =======       =========
Net income per share (2)...............  $   0.40       $   0.49      $   0.46       $   0.53      $   (0.53)
                                         ========       ========      ========       ========      ==========
Weighted average shares
 outstanding (2).......................11,075,000     12,800,000    12,800,000     12,800,000      12,814,000
                                       ==========     ==========    ==========     ==========      ==========

Balance Sheet Data (1):
Working capital........................   $ 2,768       $(1,170)      $ 19,555       $ 24,960      $    (303)
Total assets...........................    21,409         45,667        73,698         95,165         20,369
Long-term debt, less
 current portion.......................     1,834          4,405         3,363          3,422              -
Stockholders' equity...................     8,017         14,278        20,134         26,811         20,069

(1) The Company's functional currency is Hong Kong Dollars ("HK$"). Translation of amounts from HK$ into US$ is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001 of US$1.00 = HK$7.8. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.
(2) Net income per share is computed assuming (i) the 10,500,000 shares issued pursuant to the Exchange were outstanding for all periods presented, (ii) the 1,275,000 shares issued in connection with initial formation of New Wine were issued December 31, 1996 and (iii) the 225,000 shares issued by New Wine pursuant to a Rule 504 offering were issued December 31, 1996.

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

- Corporate Structure

         On December 31, 1996, the Company acquired the Hang Fung Group, and entered into the jewelry manufacturing and distribution business. The acquisition of the Hang Fung Group has been accounted for as a reorganization of entities under common control, similar to a pooling of interests. The Company does not consider the operations prior to the acquisition of the Hang Fung Group to be material to an understanding of the Company. Accordingly, this discussion relates to the operations of the Hang Fung Group, for all periods presented, excluding the former operations of New Wine, Inc.

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

         Pursuant to the revised agreement with Phenomenal, in February 1999, the Hang Fung Group effected a corporate reorganization (the "Group
Reorganization") with Hang Fung Gold becoming a holding company for the Hang Fung Group, excluding Quality Prince, and Phenomenal redeemed its interest in the Preferred Stock and subscribed for the common stock in Hang Fung Gold. Immediately following the restructuring of the Hang Fung Group, Hang Fung Gold completed an offering of securities in Hong Kong raising approximately HK$59,000,000 (the "Hong Kong Offering") and the shares of Hang Fung Gold were listed on The Stock Exchange of Hong Kong Limited (the "Hong Kong Exchange"). Trading of shares of Hang Fung Gold on the Hong Kong Exchange commenced on March 16, 1999.

         Following the Group Reorganization and Hong Kong Offering, the Company holds, through Quality Prince, 53.145% of the issued capital stock of Hang Fung Gold, whereas Phenomenal holds 21.855% of the issued capital stock and the investing public holds the remaining 25% of the issued capital stock of Hang Fung Gold.

         On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL" or "Hang Fung Gold") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Company Limited ("New Epoch")(the "New Epoch Transaction"). On August 28, 2000, HFGTL placed 550 million shares to individual investors for HK$62.7 million (the "HFG Placement").

         As a result of the New Epoch Transaction and the HFG Placement, the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4% and the Company's interest in HFGTL and its subsidiaries (including affiliates) are classified as affiliates. The Company's consolidated statements of operations reflect the Company's proportionate interest in HFGTL prior to and subsequent to the New Epoch Transaction and the HFG Placement. As at March 31, 2001, the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting. The Company reported a loss on dilution of equity interests in subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL prior to and after the New Epoch Transaction and the HFG Placement.

- Operations

         Following the New Epoch Transaction and HFG Placement, the Company conducts no operations which are reported on a consolidated basis. Instead, the Company holds indirect, less than 50%, interests in the Hang Fung Group and New Epoch.

         Hang Fung Group's operations consist of designing, manufacturing and distributing a full range of gold and silver jewelry products and other ornamental products on a wholesale basis to customers in Hong Kong, China, Europe, Southeast Asia, and the United States. Revenues from such operations are generated through the manufacturing and wholesaling of jewelry products, and, beginning from May 1999, retail sales from showrooms. Prior to fiscal 2000, Hang Fung Group conducted subcontract jewelry manufacturing for selected customers and received fees in connection with the subcontract manufacturing ("Subcontracting fees").

         The primary cost of operating Hang Fung Group's jewelry business is the raw material cost of gold and jewelry. Hang Fung Group assembles or manufactures the products which it sells, other than sales made as agent for certain business partners. Hang Fung Group constantly compares costs and quality of jewelry raw materials to assure that it is obtaining the best purchase price and quality available. The cost of such raw materials and products varies with currency fluctuations and other factors beyond Hang Fung Group's control. While any fluctuations in cost of acquiring raw materials may adversely affect Hang Fung Group's profit margins, Hang Fung Group has historically been able to pass such cost fluctuations on to its customers. See ITEM 1. "Business - Purchasing".

         Hang Fung Group's other significant operating expenses are marketing costs, including participation in advertising programs, customer support, inventory and quality control, jewelry design and general corporate overhead.

         New Epoch's operations consist of trading and developing and operating e-commerce trading facilities between the PRC and the rest of the world. No revenues of a material amount from such operations have been generated through March 31, 2001.

         The primary cost of operating New Epoch's business is salaries and recurring database maintenance expense.

Comparability of Financial Data

         Prior to the New Epoch Transaction, HFGTL was the principal operating subsidiary of the Company. After the New Epoch Transaction and the HFG Placement, the Company's effective percentage of ownership in HFGTL was reduced from 53.145% to 31.4%, the Company's interest in HFGTL and its subsidiaries (including affiliates) changed from subsidiaries to affiliates of the Company.

         As the March 31, 2001 period accounts for HFGTL and its subsidiaries (including affiliates) from the date of the New Epoch Transaction as affiliates of the Company, prior year comparative financial information may be of limited value.

Results of Operations

         Following the New Epoch Transaction and HFG Placement, the operations of HFGTL Group are no longer consolidated but are accounted for under the equity method of accounting. For purposes of comparability, the discussion herein includes (1) consolidated results of operations as reported, (2) pro forma consolidated results of operations as if the New Epoch Transaction and HFG Placement had occurred at April 1, 1999, and (3) operating results of the Company's affiliates, HFGTL Group and New Epoch.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000

                                                                                      Pro Forma
                                            HFGTL Group            New Epoch        Consolidated           Consolidated
                                         ---------------       -----------------   ----------------     ------------------
 Year ended March 31,                     2000      2001        2000       2001     2000      2001       2000        2001
                                         ------    ------      ------     ------   ------    ------     ------      ------

    (in US`000s)

     Revenues                           $123,115  $ 170,225    $     -   $    33    $    -   $    -    $ 123,115   $ 47,645
     Cost of sales and services          (99,460)  (143,907)         -       (32)        -        -      (99,460)   (39,237)
                                       ---------- ----------   ---------  --------  --------  -------   --------- -----------
     Gross profit                         23,655     26,318          -         1         -        -       23,655      8,408
     Selling, general and
        administrative expenses          (10,748)   (13,861)      (111)   (1,041)      (22)     (56)     (10,770)    (3,787)
                                       ---------- ----------   ---------  --------  --------  -------   --------- -----------
     Operating income (loss)              12,907     12,457       (111)   (1,040)      (22)     (56)      12,885      4,621
     Interest expense, net                (1,704)    (2,741)         -      (191)        -        -       (1,704)      (523)
     Share of profits (losses) of
     affiliates-                            (791)       (63)    (1,231)   (4,136)    2,358        -            -     (6,670)
     Write-back of (provision for)
       amount due from affiliates              -     (1,063)      (305)      176         -        -            -          -
     Gain (loss) on dilution of
       equity interests in subsidiaries        -          -          -         -     1,585        -            -     (2,034)
                                      ----------- ----------  ----------  --------  --------  --------  --------- -----------
   (2,034)
     Income (loss) before income taxes    11,203      7,862       (479)   (2,286)   (2,573)   2,302       11,181     (4,606)
     Reversal of (provision for)
        income taxes                       1,596     (1,174)         -         -       501     (369)       1,596       (321)
     Minority interests                        -          -          -         -         -        -       (5,997)    (1,805)
                                      ----------- ----------  ----------  --------  --------  --------  --------- -----------
 (1,805)
     Net income (loss)               $    12,799   $  6,688   $   (479)  $(2,286)  $(2,072)  $ 1,933    $  6,780   $ (6,732)
                                      =========== ==========  ==========  ========= ========  ========  =========  ==========


         Revenues and Gross Profit. Consolidated revenues for the year ended March 31, 2001 were $47.7 million as compared to $123 million for the year ended March 31, 2000. The decrease in consolidated revenues was attributable to the dilution of equity interest in HFGTL from 53.145% to 31.4% following the New Epoch Transaction and HFG Placement in August 2000. As a consequence, HFGTL was no longer a subsidiary and has become an affiliate. Pro forma consolidated revenues were nil for both the 2000 fiscal year and the 2001 fiscal year.

         HFGTL Group. Total revenues of HFGTL Group were $170.2 million for the year ended March 31, 2001, an increase of 38.3% from $123.1 million for the year ended March 31, 2000. The increase in revenues of HFGTL Group for the year was primarily attributable to expansion of production facilities to meet increasing demand, new products design, increased marketing efforts and adoption of more competitive pricing strategy.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 87.1% to $128.9 million during the year ended March 31, 2001 from $68.9 million during the prior year. Sales within Southeast Asia accounted for 75.7% of total sales during the current period as compared to 55.9% during the same period in the prior year. Sales within the region increased due to improving economic conditions and extra marketing effort in particular in the PRC during the year following an extended period of weakness from late 1997 to early 1999 which was partially offset by pricing competition and additional sales during the 1999 period relating to the Millennium. Sales in Hong Kong and the PRC increased approximately 90.7% to $98.4 million for the year ended March 31, 2001 from $51.6 million for the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the year ended March 31, 2001 increased 76.3% to $30.5 million from $17.3 million for the same period in the prior year.

         Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 23.9% decrease in sales with these sales accounting for 24.3% of total sales in the 2001 fiscal year as compared to 44.1% of total sales in the prior year. The decrease in sales outside of Asia was attributable to increased marketing efforts and strong product demand which accompanied improved economic conditions in Southeast Asia regions and deteriorating macroeconomic conditions worldwide. Sales in Europe decreased approximately 37.3% to $15.1 million for the 2001 fiscal year from $24.1 million in the prior year. Sales in the United States decreased approximately 5.7% to $18.1 million during the 2001 fiscal year from $19.2 million in the prior year.

         Gross profit of HFGTL Group increased by 11% to $26.3 million during the current period from $23.7 million during the prior fiscal year. The increase in gross profit was mainly attributable to the increase in net sales. Gross margin decreased to 15.5% in the current period from 19.2% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to adoption of a more competitive pricing strategy and the increase in proportion of sales of gold products of relatively lower profit margin.

         New Epoch. Total revenues of New Epoch were $33,000 during fiscal 2001 and nil during fiscal 2000. New Epoch operations during the year were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for fiscal 2001 were $3.8 million as compared to $10.8 million for the prior fiscal year. The decrease in consolidated operating expenses was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000. Pro forma consolidated operating expenses were $56,000 for the 2001 fiscal year and $22,000 for the prior year.

         HFGTL Group. Total operating expenses of HFGTL Group were $13.9 million for fiscal 2001, an increase of 28.7% from $10.8 million for the prior year. The increase in operating expenses of HFGTL Group for the year was primarily attributable to increased staff salary and selling expenses to support increased business operations.

         New Epoch. Total operating expenses of New Epoch were $1,041,000 for fiscal 2001, an increase of 837.8% from $111,000 for the prior year. The increase in operating expenses of New Epoch for the year was primarily attributable to the limited operations conducted by New Epoch in the prior year following the formation of New Epoch in November 1999.

         Interest Expense, Net. Consolidated interest expense, net, for fiscal 2001 was $523,000 as compared to $1.7 million for the prior year. The decrease in consolidated net interest expense was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000. Pro forma consolidated net interest expense was nil for both fiscal 2001 and fiscal 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $2.7 million for fiscal 2001, an increase of 58.8% from $1.7 million for fiscal 2000. The increase in net interest expense of HFGTL Group was primarily attributable to increased trust receipt bank loans and long term bank loans.

         Share of Profit/(Losses) of Affiliates. Consolidated share of losses of affiliates totaled $6.7 million during fiscal 2001 as compared to nil during fiscal 2000. Consolidated share of losses of affiliates represents the Company's 31.4% interest in HFGTL, including a 49.9% interest in New Epoch owned by HFGTL. Pro forma consolidated share of profits of affiliates totaled $2.4 million for fiscal 2001 and pro forma consolidated share of losses of affiliates totaled $4.1 million for fiscal 2000.

         Loss on Dilution of Equity Interest in Subsidiaries. Loss on dilution of equity interest in subsidiaries totaled $2 million during fiscal 2001 as compared to nil during fiscal 2000. Loss on dilution of equity interest in subsidiaries represents the loss attributable to the reduction in the Company's ownership interest in HFGTL from 53.145% to 31.4% as a result of the New Epoch Transaction and HFG Placement.

         Income Taxes. Consolidated income taxes, including share of affiliates' income tax, for fiscal 2001 was $321,000 as compared to a tax benefit of $1.6 million for fiscal 2000. The change in consolidated income tax expense was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000 and finalization of offshore claims in computing Hong Kong profit tax in fiscal 2000. Pro forma consolidated income tax expense were $369,000 for fiscal 2001 and a tax benefit of $501,000 for fiscal 2000.

         HFGTL Group. Income tax expense of HFGTL Group was $1.2 million for fiscal 2001, as compared to a tax benefit of $1.6 million for fiscal 2000.

         Minority Interest. Consolidated minority interest totaled $1.8 million during fiscal 2001 as compared to $6 million during fiscal 2000. The decrease in minority interest was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement. Pro forma consolidated minority interest was nil for both fiscal 2001 and fiscal 2000.

Year Ended March 31, 2000 Compared to Year Ended March 31, 1999

         Revenues and Gross Profit. Operating revenues increased by 41.2% to $123.1 million for the year ended March 31, 2000 as compared to $87.2 million for fiscal 1999. Sales of products were up 44.8% to $123.1 million during fiscal 2000 as compared to $85 million during fiscal 1999. Subcontracting fees decreased from $2.2 million during fiscal 1999 to nil during fiscal 2000.

         The increase in sales during fiscal 2000 was attributable to increased product volumes resulting from an increase in production capacity, the introduction of new products and investments in marketing efforts across geographical regions. As part of our commitment to expand distribution channels, Hang Fung Group plans to launch an Internet site in Hong Kong to support business-to-business sales of products as well as to promote its brands and support its overall marketing efforts.

         The decrease in subcontracting fees was attributable to a determination to concentrate on the manufacturing of products designed by the Company as opposed to products manufactured on a subcontract basis in order to raise the Company's brand name recognition.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) the Company's sales increased 74.4% to $68.9 million in fiscal 2000 from $39.5 million in fiscal 1999. Sales within Southeast Asia accounted for 55.9% of total sales during fiscal 2000 as compared to 46.4% in fiscal 1999. Percentage of total sales of the region were favorably impacted by renewed economic strength in Southeast Asia during fiscal 2000 and increased marketing efforts in the region. Sales in Hong Kong and the PRC increased 125.3% to $51.6 million during fiscal 2000 from $22.9 million during fiscal 1999. Sales in Southeast Asia (not including Hong Kong and the PRC) during fiscal 2000 were up due to strong regional demand accompanying renewed economic strength in the region, increasing 4.2% to $17.3 million from $16.6 million during fiscal 1999.

         Outside of Asia (mainly in the United States and Europe), the Company experienced a 19.1% increase in sales with these sales accounting for 44.1% of total sales in fiscal 2000 as compared to 53.6% of total sales in fiscal 1999. The increase in sales outside of Asia was driven by increased marketing efforts and strong product demand which accompanied strong economic conditions in those regions. Sales in Europe increased approximately 36.2% to $24.1 million in fiscal 2000 from $17.7 million in fiscal 1999. Sales in the United States increased approximately 38.1% to $19.2 million during fiscal 2000 from $13.9 million in fiscal 1999.

         Gross profits increased by 33.9% to $23.7 million in fiscal 2000 from $17.7 million during fiscal 1999. The increase in gross profits was mainly attributable to increased sales across geographic regions which were partially offset by a reduction in gross margins. Gross margins decreased to 19.2% in fiscal 2000 from 20.8% in fiscal 1999. The decrease in gross profit percentage during fiscal 2000 was primarily attributable to adoption of a more competitive pricing strategy to enhance competitiveness and revenue.

         Operating Expenses. Operating expenses totaled $10.8 million during fiscal 2000, an increase of 63.6% from $6.6 million in fiscal 1999. The increase in operating expenses during the period was primarily attributable to increased marketing expenses associated with the expanded selling efforts, increased corporate overhead to support the increase in sales volumes.

         Interest Expense, Net. Net interest expense was $1.7 million for fiscal 2000, an increase of 54.5% from 1.1 million in fiscal 1999. The increase was primarily attributable to increased bank facilities to support the business expansion during fiscal 2000.

         Loss on Dilution of Equity Interest in Subsidiaries. Loss on dilution of equity interest in subsidiaries totaled $271,000 during fiscal 1999 as compared to nil during fiscal 2000. Loss on dilution of equity interest in subsidiaries during fiscal 1999 was attributable to the dilution of the Company's ownership interest in Hang Fung Gold from 100% to 53.15% as a result of the Group Reorganization and Hong Kong Offering.

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

Factors that May Affect Future Results

         The Company's quarterly and annual operating results have been, and will continue to be, affected by a wide variety of factors that could have a material adverse effect on revenues and profitability of Hang Fung Group and New Epoch during any particular period, including the level of orders which are received and can be shipped in a quarter, the rescheduling or cancellation of orders by its customers, competitive pressures on selling prices, changes in product or customer mix, availability and cost of raw materials, loss of any strategic relationships, the ability of Hang Fung Group to introduce new products and implement new or expanded manufacturing technologies on a timely basis, new product introductions by competitors, the ability of New Epoch to commence revenue producing operations and generate sufficient revenues to operate profitably, fluctuations in exchange rates, changes in consumer tastes and spending patterns and general economic conditions, among others.

         Hang Fung Group's future operating results are particularly dependent upon several specific factors, in addition to the general factors noted above, including (1) substantial dependence upon manufacturing and, to a certain extent, marketing arrangements in the PRC, (2) ability to secure adequate financing to support planned increases in production and marketing of products,
(3) Hang Fung Group's ability to sell adequate volumes of product at sufficient profit margins in the PRC to recoup Hang Fung Group's substantial investment plan in expanding distribution channels in the PRC and (4) Hang Fung Group's ability to manage projected revenue growth.

         Management believes that Hang Fung Group's ability to sustain its current margins and level of profitability is due, to a significant degree, to its establishment of favorable manufacturing arrangements in the PRC and marketing arrangements in the PRC with PRC government authorized entities. If, for any reason, Hang Fung Group were to be unable to continue its existing manufacturing activities in the PRC or contractual relationships in the PRC, or to replace those relationships with similar arrangements, it is possible that Hang Fung Group's operating costs could increase reducing both Hang Fung Group's margins and profitability.

         Management believes that Hang Fung Group's recent growth, and anticipated future growth, is a result of investments, and planned investments, in new and expanded production capacity and expanded marketing efforts. Hang Fung Group has invested substantial amounts in new machinery and the opening of the Sha Tau Kok Facility. Hang Fung Group has also invested substantial amounts to expand marketing efforts in the PRC, the United States, and Europe. In order to continue to grow revenues and profitability, Hang Fung Group plans to invest substantial additional funds to expand production capacity further and to support further increases in marketing efforts, particularly in the PRC. The Company previously secured $10 million of funding through the sale of the Note to Phenomenal and subsequent Group Reorganization and secured an additional $7.6 million of funding through the Hong Kong Offering. While funding from those sources was adequate to support planned facility expansions and increased marketing efforts, there can be no assurance that Hang Fung Group will not require additional funding to support future planned expansion. See "-- Liquidity and Capital Resources."

         As a result of the New Epoch Transaction and the HFG Placement, the Company's ownership interest in the Hang Fung Group (where substantially all of the Company's operations are conducted and revenues generated) has decreased from 53.145% to approximately 31.4%. For periods subsequent to the New Epoch Transaction and the HFG Placement, the Company's operating results will reflect only the Company's percentage ownership in the operations of Hang Fung Group and New Epoch as affiliates and the the revenues and other operating items will not be reported on a consolidated basis.

         Hang Fung  Group has  formed an  alliance  with The  Administration  of
Shatonjiao Free Trade Zone of Shenzhen pursuant to which Hang Fung Group has committed to devote substantial resources and efforts to increasing distribution channels in the PRC. Countries in the Asia Pacific region experienced significant weaknesses in their currency, banking and equity markets in 1996 through 1998. A global economic slowdown during the second half of 2000 and the first half of 2001 have again adversely affected those economies. Because those economies are less mature than western economies, they remain subject to higher risk than western economies and any future weakness in the region, and the PRC in particular, could adversely affect, among other things, consumer demand for luxury goods in the region (perhaps including Hang Fung Group's products which may be considered luxury consumer goods), and the U.S. dollar value of Hang Fung Group's foreign currency denominated sales. In addition, Hang Fung Group's interest income and expense is sensitive to fluctuations in the general level of Hong Kong interest rates. Any regional weakness, particularly in the PRC, could adversely impact the results of Hang Fung Group's efforts to increase distribution channels in the PRC and could lead to our inability to recoup the investment in that regard.

         Hang Fung Group's policy is to denominate all its sales and assets in U.S. dollars or Hong Kong dollars. The Hong Kong Government has, throughout fiscal 1998 and since the beginning of fiscal 1999, repeatedly assured the public that the "peg" of Hong Kong dollar to the U.S. dollar will not be changed and the Hong Kong dollar will not be devalued. Similarly, the governor of the PRC's central bank has reassured the public that the Renminbi will not be devalued. Therefore, based on information available to management at this time, management does not anticipate significant fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar in the foreseeable future. As Hang Fung Group makes its purchases of raw materials in local currencies, and those currencies have generally exhibited weakness since mid-1997 when compared to the U.S. dollar, management does not believe Hang Fung Group is exposed to undue amount of risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar.

         Hang Fung Group does not enter into foreign exchange forward contracts or currency options to hedge against foreign exchange fluctuations or interest rate swaps, interest rate forward contracts and other derivatives to hedge against interest rate exposures. Hang Fung Group monitors its exchange and interest rate risks on a continuous basis, both on a stand-alone basis and in conjunction with each other, from both an accounting and an economic perspective. Given the horizons of Hang Fung Group's risk management activities, there may be adverse financial impacts resulting from unfavorable movements in either foreign exchange or interest rates.

Liquidity and Capital Resources

         At March 31, 2001, the Company had no cash balances and a working capital deficit of $303,000. This compares to a cash balance of $19.6 million and a working capital balance of $24.9 million at March 31, 2000. The decrease in cash and in working capital were attributable to the fact that Hang Fung Group has become an affiliate during fiscal 2001. At March 31, 2001, Hang Fung Group had cash balances of $14.2 million and working capital of $24.5 million and New Epoch had cash balances of $3.9 million and working capital of $4 million.

         For fiscal 2001, net cash used in operating activities amounted to $9.2 million as compared to net cash provided by operating activities of $5.4 million for the prior year. This change resulted primarily from a combination of decreased net income before minority interest attributable to the reclassification of Hang Fung Group after the New Epoch Transaction and an increase in inventories which was partially set off by loss on dilution of equity interests of subsidiaries. Hang Fung Group had cash flows from operations of $1.4 million during fiscal 2001. New Epoch used $928,000 of cash in operating activities during fiscal 2001.

         Net cash used in investing activities totaled $20 million during fiscal year 2001 compared with $10.7 during fiscal 2000. This increase was attributable to net cash outflow from dilution of equity interests in subsidiaries as a result of the New Epoch Transaction. Net cash used in investing activities by Hang Fung Group totaled $28.9 million during fiscal 2001, and were primarily attributable to increased investment in machinery and equipment and advances to New Epoch. Net cash used in investing activities by New Epoch totaled $1.7 million during fiscal 2001 and were primarily attributable to acquisitions of affiliates.

         Net cash provided by financing activities increased to $9.6 million during fiscal 2001 from $8.2 million during fiscal 2000. The increase was primarily attributable to net variance in bank borrowings and capital lease obligations. Net cash provided by financing activities for Hang Fung Group totaled $11.8 million during fiscal 2001 and were primarily attributable to the HFG Placement and increased bank loans. Net cash provided by financing activities for New Epoch totaled $6.5 million during fiscal 2001 and were primarily attributable to loans from Hang Fung Group.

         At March 31, 2001, the Company had no long term debt compared to long term debt as at March 31, 2000 of $3.4 million. The decrease in long term debt was primarily attributable to the change of Hang Fung Group from a subsidiary to become affiliates. Hang Fung Group had long term debt of $9.4 million at March 31, 2001 and New Epoch had long term debt of $6.4 million at March 31, 2001.

         The Company has limited direct liquidity requirements. The primary liquidity needs of Hang Fung Group are to fund accounts receivable and inventories as well as to fund periodic purchases of machinery, equipment and expansion of production facilities. Prior to Phenomenal's investment in Hang Fung Group and receipt of proceeds from the Hong Kong Offering, Hang Fung Group had historically funded its operations through a combination of internally generated cash, short-term borrowings under bank lines of credit and hire purchase financing. New Epoch's primary liquidity needs are to fund daily operating expenses and recurring database maintenance expenses.

         At March 31, 2001, the Company had no material capital commitments. Hang Fung Group intends to use available funds as needed to expand its wholesale and retail business. New Epoch intends to use available funds to develop and maintain its e-commerce trading facilities.

         At March 31, 2001, the Company had no material capital resources and Hang Fung Group's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. Hang Fung Group's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. Hang Fung Group's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. Hang Fung Group's total available bank credit facilities at March 31, 2001 were approximately $55.4 million of which approximately $50.5 million had been used at such date.

         At March 31, 2001, Hang Fung Group also had a number of capital leases and operating leases pursuant to which Hang Fung Group holds various facilities and equipment. At March 31, 2001, Hang Fung Group's capital lease obligations totaled $4 million of which $1.7 million was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by Hang Fung Group of approximately $229,000 in fiscal 2002.

         The Company believes that Hang Fung Group's available trade credit, bank credit facilities, funds on hand and funds generated from operations, will be sufficient to satisfy Hang Fung Group's bank credit needs and anticipated working capital requirements for at least the next 12 months, including the needs of New Epoch.

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

         The following table sets forth Hang Fung Group's unaudited net sales for the periods indicated:

                                         Fiscal Year Ended March 31,
                           -----------------------------------------------------
                            1999              2000                   2001
                         (US$,000)         (US$,000)               (US$,000)
                         ---------         ---------               ---------
                          Amount      %     Amount       %      Amount      %
                         ---------   ---   ---------    ---     ------     ---
1st Quarter (4/1-6/30)  $ 16,482    18.9  $ 24,398     19.8   $ 27,211     16.0
2nd Quarter (7/1-9/30)    16,177    18.6    28,892     23.5     28,075     16.5
3rd Quarter (10/1-12/31)  28,331    32.5    31,098     25.3     47,776     28.1
4th Quarter (1/1-3/31)    26,210    30.0    38,727     31.4     67,163     39.4
                         -------   ----- ---------    -----   --------    -----
    Total               $ 87,200   100.0  $123,115    100.0   $170,225    100.0
                        ========   =====  ========    =====   ========    =====

Inflation

         Inflation has historically not had a material effect on the Hang Fung Group's operations. When the price of gold or other raw materials has increased, these costs historically have been passed on to the customer. Furthermore, as Hang Fung Group does not have either long-term supply contracts or long-term contracts with customers, prices are quoted based on the prevailing prices for semi-precious gemstones or metals. Accordingly, the Company believes inflation will not have a material effect on Hang Fung Group's future operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Hang Fung Group's sales are denominated in Renminbi (the "Rmb"), U.S. dollars or Hong Kong dollars. Any material fluctuation in the value of the Rmb, the Hong Kong dollars relative to the U.S. dollars would have significant impact on the Hang Fung Group's operating results.

         In order to minimize the Hang Fung Group's exposure to fluctuations in the exchange rate of Rmb, the Hang Fung Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, the Hang Fung Group's currency risk in fiscal 2001 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         The Hang Fung Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of the Hang Fung Group, in the principal amount of approximately $9.5 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 3.5% in fiscal 2001. The Hang Fung Group does not currently hedge its interest rate exposure as the Hang Fung Group believes that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable interest rate is increased by 1% in Hong Kong prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS  AND SUPPLEMENTARY DATA

         The consolidated financial statements respectively of the Company and Hang Fung Gold, together with the independent auditors' report thereon of Arthur Andersen & Co ("Arthur Andersen"), Certified Public Accountants, appears following the Index to Financial Statements on page 30 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Identification of Directors, Executive Officers and Certain Significant Employees

         The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                  Age   Position
----                 -----  ---------
Lam Sai Wing........   46   Chairman, Chief Executive Officer and President
Chan Yam Fai, Jane..   38   Vice President, Chief Financial Officer and Director
Ng Yee Mei..........   39   Vice President and Director
Cheng Wa On.........   38   Director

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

Compliance With Section 16(a) of the Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 2001.

     All of the filing requirements were satisfied on a timely basis in fiscal 2001. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

     The following table sets forth information as to the compensation paid or accrued by the Company or Hang Fung Group to each officer and director receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended March 31, 2001:

                                               Annual Compensation
                                 --------------------------------------------------------
                                                            Other Annual      All Other
Name and Principal Position     Year   Salary      Bonus   Compensation (1)  Compensation
---------------------------     -----  ------      -----   ----------------  ------------
Lam Sai Wing..................  2001  $191,666    $320,512   $66,178             $0
  Chief Executive Officer,....  2000   166,880     507,060    56,222              0
  Chairman and President......  1999   202,694     400,000    39,237              0

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

Employment Agreements

     The Company previously maintained employment agreements with Mr. Lam and Ms. Chan. In connection with the Group Reorganization and Hong Kong Offering, both of those employment agreements were terminated on February 27, 1999 and the Company's affiliate, Hang Fung Gold, entered into employment agreements with Mr. Lam, Ms. Chan and Ms. Ng Yee Mei.

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

Provident Plan

     The Company's affiliates in Hong Kong have adopted a voluntary defined contribution provident plan (the "Plan") for its employees in Hong Kong. The Plan generally covers all employees of the Company's operating affiliates (excluding contract workers in the PRC) who have completed twelve months of service with the company. Employees electing to participate in the Plan defer, in the form of a contribution to the Plan, an amount equal to five percent (5%) of their monthly salary and the company makes a matching contribution on behalf of each participating employee. Participating employees are always fully vested with respect to contributions made by them to the Plan and earnings or increases thereon. Employees become vested in contributions made by the company ratably over ten years. The Plan was terminated in December 2000.

         From December 2000, the Company's affiliates have arranged for its Hong Kong employees to join the Mandatory Provident Fund Scheme (the "MPF Scheme"). The MPF Scheme is a defined contribution scheme managed by an independent trustee. Under the MPF Scheme, each of the company and its employees make monthly contributions to the scheme at 5% of the employees' earnings as defined under the Mandatory Provident Fund legislation. Both the employer's and the employees' contributions are subject to a cap of HK$1,000 per month and thereafter contributions are voluntary.

Share Option Scheme

     The Company's affiliate, Hang Fung Gold, adopted a Share Option Scheme pursuant to which the directors of Hang Fung Gold may grant options to Hang Fung Gold employees to purchase shares of common stock of Hang Fung Gold. Pursuant to the Share Option Scheme, options may be granted to purchase shares of Hang Fung Gold at a price determined by the directors, not less than 80% of the average closing price of the share quoted on the Stock Exchange for the five trading days immediately preceding the date of the option or the nominal value of the share of Hang Fung Gold whichever is higher, for a period of not more than 10 years. The total number of shares issuable pursuant to the Share Option Scheme may not exceed ten percent of the shares of Hang Fung Gold outstanding from time to time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

     The following table is furnished as of June 15, 2001 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and Address of                               Number of Shares
Beneficial Owner (1)                             Beneficially Owned     Percent
--------------------                             ------------------     -------
Good Day Holdings Ltd. (2)(3)....................     6,600,000  (2)    51.6%
Lam Mo Wan (3)...................................     2,930,000         22.9%
Chan Wai Sum (3).................................       670,000          5.2%
Lam Sai Wing (2).................................     6,600,000  (2)    51.6%
Carhill Limited (4)..............................       800,000          6.3%
Chan Yam Fai, Jane...............................       300,000          2.3%
Ng Yee Mei.......................................             0          -
Cheng Wa On......................................             0          -
All officers and directors as a group (2 persons)     6,900,000  (2)    53.9%

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

Preferred Stock

         Series A Preferred Stock. The following table is furnished as of June 15, 2001 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's predecessor and affiliate, Hang Fung Group, has, from time to time entered into transactions with officers and directors of the Company and companies controlled by officers and directors of the Company.

     During the fiscal year ended March 31, 2000 and March 31, 2001, the Hang Fung Group paid rental payments of $41,592 and $41,538, respectively, to Mr. Lam in connection with the lease of a residential premises for Mr. Lam's residence.

     The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 2000, the Company owed Mr. Lam $568,000. At March 31, 2001, the Company owed Mr. Lam $303,000. All of such loans are unsecured, non-interest bearing and without pre-determined repayment terms.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page 30 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

                  None

     (3)  Exhibits

   Exhibit
   Number                                    Description of Exhibit
  ---------                                 ------------------------
      2.1    Acquisition Agreement between S.W. Lam, Inc. and the shareholders of Hang Fung Jewellery Company Limited and Kai Hang Jewellery
             Company Limited (1)
      3.1    Articles of Incorporation (1)
      3.2    Bylaws (1)
      4.1    Certificate of Designation for Series A Preferred Stock (1)
     10.1++  Employment Agreement with Lam Sai Wing dated January 1, 1994 (1)
     10.2++  Employment Agreement with Chan Yam Fai, Jane dated January 1,1994 (1)
     10.3    Sales Agency Agreement between Hang Fung Jewellery Co., Ltd. and China
             Jewellery Import & Export Co. (1)
     10.4    Agreement for Jewellery Assembling between Hang Fung Jewellery Co., Ltd.
             and China Jewellery Import & Export Co. (1)
     10.5    Sales Cooperation Agreement between Hang Fung Jewellery Co., Ltd. and
             China Jewellery Import & Export Co. (1)
     10.6    Confirmation Agreement between Hang Fung Jewellery Co., Ltd. and
             China Jewellery Import & Export Co. (1)
     10.7    Lease Agreement between Chan Yam Fai, Jane and Hang Fung Jewellery Co., Ltd.
             re: executive offices (1)
     10.8++  Supplementary Employment Contract with Lam Sai Wing and Lam Chan Yam Fai (2)
     10.9    Warrant Agreement with Phenomenal Limited (3)
     10.10   Convertible Note with Phenomenal Limited (3)
     10.11   Deed Amendment (3)
     10.12++ Employment  Agreement between Hang Fung Gold and Lam Sai Wing dated
             February 27, 1999 (4) 10.13++  Employment  Agreement between Hang Fung Gold and Chan Yam Fai,  Jane dated  February  27,  1999 (4)  10.14++  Employment
             Agreement between Hang Fung Gold and Ng Yee Mei dated February 27, 1999 (4)
     10.15   Agreement  between  Hang Fung  Gold  Technology  Limited,  New Epoch
             Holdings International Limited,
             and Quality Prince Limited dated June 24, 2000 (5)
     10.16   Facility Agreement between Hang Fung Gold Technology Limited and New
             Epoch Information (BVI) Limited dated June 24, 2000 (5)

-------------

++       Compensatory plan or management agreement.
*        Filed herewith
(1)      Incorporated  by  reference  to  the  respective  exhibits  filed  with
         Registrant's Registration Statement on Form 10 (Commission File No. 0-22049)
(2) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1997
(3) Incorporated by reference to the respective exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997
(4) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999
(5) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended March 31, 2000

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        S.W. LAM, INC.




                                     By: /s/ Lam Sai Wing
                                       --------------------------------
                                        Lam Sai Wing
                                        President and Chief Executive Officer

Dated:   August 13 , 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                   Title                             Date
---------------              ---------                         --------
/s/ Lam Sai Wing
-----------------------  President, Chief Executive Officer
Lam Sai Wing            (Principal Executive Officer) and    August 13, 2001
                         Chairman of the Board
/s/ Chan Yam Fai
-----------------------  Vice President, Chief Financial
Chan Yam Fai, Jane       Officer  (Principal Accounting      August 13, 2001
                         and Financial Officer) and Director
/s/ Ng Yee Mei
-----------------------  Vice President and Director         August 13, 2001
Ng Yee Mei

/s/ Cheng Wa On
-----------------------  Director                            August 13, 2001
Cheng Wa On

                                 S.W. LAM, INC.

                   Index to Consolidated Financial Statements


                                                                           Page
                                                                          ------

S.W. Lam, Inc.

Report of Independent Public Accountants...............................    F-1

Consolidated Balance Sheets as of March 31, 2000 and 2001..............    F-2

Consolidated  Statements of Operations  and  Comprehensive
Income for the Years ended March 31, 1999, 2000 and 2001...............    F-3

Consolidated Statements of Cash Flows for the Years ended March 31, 1999,
2000 and 2001 ..........................................................   F-4

Consolidated  Statements of Changes in Shareholders'  Equity for
the Years ended March 31, 1999, 2000 and 2001...........................   F-5

Notes to Consolidated Financial Statements..............................   F-6

Hang Fung Gold Technology Limited

Report of Independent Public Accountants................................   F-26

Consolidated Income Statement for the Year ended March 31, 2001.........   F-27

Consolidated Statement of Recognised Gains and Losses for the Year
ended March 31, 2001....................................................   F-28

Consolidated Balance Sheet as at March 31, 2001.........................   F-29

Consolidated Cash Flow Statement for the Year ended March 31, 2001......   F-30

Notes to Consolidated Financial Statements..............................   F-31

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of S. W. Lam, Inc.:

We have audited the accompanying consolidated balance sheets of S. W. Lam, Inc. (incorporated in the State of Nevada, the United States of America; "the Company") and Subsidiaries ("the Group") as of March 31, 2000 and 2001, and the related consolidated statements of operations and comprehensive income, cash flows and changes in shareholders' equity for the years ended March 31, 1999, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and Subsidiaries as of March 31, 2000 and 2001, and the results of their operations and comprehensive income and their cash flows for the years ended March 31, 1999, 2000 and 2001, in conformity with generally accepted accounting principles in the United States of America.





                                                ARTHUR ANDERSEN & CO
                                                Certified Public Accountants
                                                      Hong Kong



Hong Kong,
July 14, 2001.

                                 S. W. LAM, INC.

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2000 AND 2001



                                               Note         2 0 0 0             20 0 1
                                              -------    ------------   ----------------------
                                                           HK$'000      HK$'000        US$'000

ASSETS

Current Assets:

   Cash and bank deposits                       18            152,385        -           -
   Accounts receivable, net                      5            151,517        -           -
   Prepayments and deposits                      6              3,048        -           -
   Inventories                                   7            207,249        -           -
                                                           ---------- ----------  ----------

         Total current assets                                514,199        -            -

   Investment in affiliates                      3                 -  158,882       20,369
   Property, machinery and equipment and
      capital leases, net                        8           227,137        -            -
                                                           ----------  ---------  ----------

             Total assets                                    741,336  158,882       20,369
                                                           ==========  =========  ==========

LIABILITIES, MINORITY INTERESTS
AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term bank borrowings                    9          221,898        -            -
   Long-term bank loans, current portion        10            2,123        -            -
   Capital lease obligations, current portion   11           12,747        -            -
   Accounts payable                                          28,579        -            -
   Accrued liabilities                          12            9,657        -            -
   Due to a director                            19            4,426    2,368          303
   Taxation payable                             13           40,326        -            -
                                                          ----------  ---------  ----------

       Total current liabilities                            319,756    2,368          303

Long-term bank loans, non-current portion       10            6,272        -            -
Capital lease obligations, non-current portion  11            6,993        -            -
Deferred taxation                               13           13,394        -            -
                                                          ----------  ---------  ----------

           Total liabilities                                346,415    2,368          303
                                                          ----------  ---------  ----------

Minority interests                                          186,060        -            -
                                                          ----------  ---------  ----------

Shareholders' equity:
   Common stock, par value US$0.001 each:
    -  authorized - 25,000,000 shares
    -  outstanding and fully paid - 12,865,000
       shares (2000 - 12,800,000 shares)         15             101      101           13
   Preferred stock, par value US$0.001 each:
    -  authorized - 25,000,000 shares
    -  outstanding and fully paid - Series A
        preferred stock - 100,000 shares                          -        -            -
   Additional paid-in capital                                 3,960    4,118          528
   Retained earnings                                        204,800  152,295       19,525
                                                          ---------- ---------   ----------

      Total shareholders' equity                            208,861  156,514       20,066
                                                          ---------- ---------   ----------

Total liabilities and shareholders' equity                  741,336  158,882       20,369
                                                          ========== =========   ==========


   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001


                                     Note       1 9 9 9      2 0 0 0            2 0 0 1
                                   ---------  ----------   -----------  -------------------------
                                                HK$'000      HK$'000    HK$'000          US$'000

Revenues
   Net sales                         20.a       658,790      959,070     371,630          47,645
   Contract processing fees          20.a        17,012            -           -               -
                                            -----------    ----------  ----------       ----------

         Total revenues                         675,802      959,070     371,630          47,645

 Cost of sales and services                    (538,586)    (774,794)   (306,048)        (39,237)
                                            -----------    ----------  ----------       ----------

         Gross profit                           137,216      184,276      65,582           8,408

 Selling, general and
 administrative expenses                        (51,029)     (83,896)    (29,541)         (3,787)
 Interest expense                               (11,588)     (19,492)     (7,244)           (929)
 Interest income                                  3,234        6,216       3,166             406
 Share of losses of affiliates                        -            -     (52,025)         (6,670)
 Loss on dilution of equity
 interests in subsidiaries           14          (2,100)           -     (15,864)         (2,034)
                                            -----------    ----------  ----------      ----------

         Income (Loss) before
         income taxes                            75,733       87,104     (35,926)         (4,606)

 (Provision for) Reversal of
         income taxes                13         (14,747)      12,432      (2,500)           (321)
                                            -----------    ----------   ---------      ----------

         Income (Loss) before
         minority interests                      60,986       99,536     (38,426)         (4,927)

 Minority interests                             (15,601)     (46,716)    (14,079)         (1,805)
                                            -----------    ----------   ---------      ----------

Net income (loss) and
           comprehensive
           income (loss)                         45,385       52,820     (52,505)         (6,732)
                                            ===========    ==========   =========      ==========

 Earnings (Loss) per common
   share                                        HK$3.55      HK$4.13    HK$(4.10)       US$(0.53)
                                            ===========    ==========   =========      ==========

Weighted average number of                   12,800,000   12,800,000  12,814,000      12,814,000
   common shares
                                            ===========   =========== ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001


                                                   1 9 9 9     2 0 0 0           2 0 0 1
                                                  ---------   ---------   -----------------------
                                                   HK$'000     HK$'000     HK$'000        US$'000

Cash flows from operating activities:
Net income (loss)                                   45,385      52,820     (52,505)        (6,732)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities -
  Depreciation of property, machinery and
  equipment                                         39,605      55,580      26,954          3,456
  Loss on disposal of property, machinery and
  equipment                                             49           -           -              -
  Share of losses of affiliates                          -           -      52,025          6,670
  Loss on dilution of equity interests in
  subsidiaries                                       2,100           -      15,864          2,034
  Minority interests                                15,601      46,716      14,079          1,805

(Increase) Decrease in operating assets -
  Accounts receivable, net                         (41,907)    (30,189)     15,113          1,938
  Prepayments and deposits                          (1,580)      1,596      (9,691)        (1,242)
  Inventories, net                                 (30,368)    (75,736)   (144,913)       (18,579)
Increase (Decrease) in operating liabilities -
  Accounts payable                                    4,318      1,940       9,462          1,213
  Accrued liabilities                                 3,764      2,985      (3,654)          (468)
  Due to a director                                 (4,909)      1,325       2,766            355
  Taxation payable                                   14,600    (18,278)      2,500            321
  Deferred taxation                                       -      3,449           -              -
                                                 ----------  ----------    ----------    ----------

  Net cash provided by (used in) operating
  activities                                         46,658     42,208     (72,000)        (9,229)
                                                 ----------  -----------   ----------    ----------

Cash flows from investing activities:
Increase in amount due to an affiliate                   -           -         281             36
Additions to property, machinery and equipment     (67,781)    (83,420)    (32,919)        (4,220)
Net cash outflow from dilution of equity interest
in subsidiaries (Note 21)                                -           -    (122,486)       (15,704)
                                                  --------- -----------   ----------     ----------

  Net cash used in investing activities            (67,781)    (83,420)   (155,124)       (19,888)

Cash flows from financing activities:
Net proceeds from issuance of new ordinary shares        -           -         158             20
Dividend paid to a minority shareholder of a
aubsidiary                                               -     (14,328)          -              -
Cash proceeds received from minority interests      58,671           -           -              -
Increase (Decrease) in bank overdrafts               1,538      (1,953)      5,942            762
Increase in trust receipts bank loans               80,988      85,785      58,683          7,523
New short-term bank loans                            2,000      12,000      18,547          2,378
Repayment of short-term bank loans                       -      (2,000)     (2,000)          (256)
New long-term bank loans                             2,000           -           -              -
Repayment of long-term bank loans                   (2,288)     (2,807)       (854)          (109)
Repayment of capital element of capital lease
obligations                                         (8,559)    (12,544)     (5,737)          (736)
                                                 ----------   ----------   ----------   -----------
Net cash provided by financing activities          134,350      64,153      74,739          9,582

  Net increase (decrease) in cash and bank
  deposits                                         113,227      22,941    (152,385)       (19,535)

Cash and bank deposits, as of beginning of year     16,217     129,444     152,385         19,535
                                                 ----------  ----------   -----------   -----------

Cash and bank deposits, as of end of year          129,444     152,385           -              -
                                                 ==========  ===========  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001



                                   Common stock       Series A preferred stock
                            ------------------------  ------------------------
                              Number of               Number of               Additional      Retained
                               shares      Amount     shares     Amount     paid-in capital   earnings
                            ------------ -----------  --------- ----------  ---------------  -----------
                                '000      HK$'000      '000      HK$'000        HK$'000        HK$'000

 Balance as of March 31, 1998  12,800         101         100           -          3,960        106,595

 Net income                         -           -           -           -              -         45,385
                              -------   ---------   ---------  ----------     -----------    -----------

 Balance as of March 31, 1999  12,800         101         100           -          3,960        151,980

 Net income                         -           -           -           -              -         52,820
                              -------   ---------   ---------  ----------     -----------    -----------

 Balance as of March 31, 2000  12,800         101         100           -          3,960        204,800

 Net loss                           -           -           -           -              -       (52,505)

 Issuance of new common
 shares (Note 15)                  65           -           -           -            158              -
                             ---------   ---------   ---------  ----------    -----------    -----------

 Balance as of March 31, 2001  12,865         101         100           -          4,118        152,295
                             =========   =========   =========  ==========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                 S. W. LAM, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION
     ------------
     S. W. Lam, Inc. ("the Company"), formerly known as New Wine Inc., was incorporated on April 12, 1994 in the State of Tennessee, the United States of America. On October 10, 1996, the Company effected a change of domicile by reincorporating in the State of Nevada, the United States of America, and changed its name from New Wine Inc. to S.W. Lam, Inc. The Directors consider Good Day Holdings Limited, a company incorporated in the British Virgin Islands, to be the ultimate holding company.

     On December 31, 1996, the Company acquired 100% interest in Quality Prince Limited ("QPL"; a company incorporated in the British Virgins Islands) by issuing 10,500,000 shares of its common stock of par value US$0.001 each, and 100,000 shares of its Series A preferred stock of par value US$0.001 each, to the previous shareholders of QPL. QPL is an investment holding company which had acquired on December 19, 1996, 100% interest in Hang Fung Jewellery Company Limited ("HFJCL"), Kai Hang Jewellery Company Limited, Macadam Profits Limited, and Soycue Limited (collectively known as the "Hang Fung Entities"). The acquisition of the Hang Fung Entities by QPL has been accounted for as a reorganization of entities under common control, similar to a pooling of interests, as the shareholders and management control of the Hang Fung Entities and QPL are the same before and after the acquisition.

     On December 4, 1997, Hang Fung Gold Technology Limited ("HFGTL") was incorporated and became a wholly owned subsidiary of the Company. On February 27, 1999, HFGTL became the holding company of the Hang Fung Entities pursuant to a group reorganization which included exchanges of shares. On the same date, HFJCL redeemed its preferred stock and Phenomenal Limited, the redeemable preferred stock holder, applied the redemption proceeds of US$10,000,000 to subscribe for 582,800 shares of HFGTL at US$17.16 each ("Share Subscription"). On March 9, 1999, HFGTL sold 78,750,000 shares at HK$0.9 each in a public offering and received net cash proceeds of HK$58,671,000, after deducting the common stock issuance expenditures. Immediately after the public offering, HFGTL capitalized share premium of approximately HK$23,425,000 for the issuance of 234,250,000 shares on a pro rata basis to the shareholders of HFGTL before the public offering ("Capitalization"). Thus, after the Share Subscription and the Capitalization, Phenomenal Limited holds 68,843,250 shares of HFGTL and the Company holds 167,406,750 shares of HFGTL. These equity transactions resulted in a dilution of the Company's effective shareholding in HFGTL from 100% to 53.15%.

     On August 23, 2000, HFGTL issued 1,632,000,000 shares at HK$0.114 each to New Epoch Holdings International Limited, an independent third party, as consideration for a 49.9% equity interest in New Epoch Information (BVI) Company Limited. On August 28, 2000, HFGTL sold 550,000,000 shares at HK$0.114 each. These equity transactions resulted in a dilution of the Company's effective shareholding in HFGTL from 53.15% to 31.40%. As a consequence, HFGTL was no longer a subsidiary and has become an affiliate.

     The Group is subject to, among others, the following operating risks:

     a. Country risk
        ------------
     As most of the Group's operations are conducted in the People's Republic of China (including Hong Kong and Mainland China), the Group is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. The include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the People's Republic of China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

     ------------
b.   Concentration of credit risk

     Concentration of accounts receivable as of March 31, 2000 and 2001 is as follows:

                                             2 0 0 0              2 0 0 1
                                         --------------       --------------

Five largest accounts receivable               21.6%                  -
                                         ==============       ==============

     The Group performs ongoing credit evaluation of each customer's financial condition. It maintains reserves for potential credit losses and such losses in aggregate have not exceeded management's projections.

c.   Dependence on a limited number of suppliers

     The Group purchases raw materials from a limited number of suppliers. Concentration on the Group's suppliers for the years ended March 31, 1999, 2000 and 2001 is as follows:


                                         1 9 9 9    2 0 0 0      2 0 0 1
                                        ---------- ---------  ------------

Purchases from five largest suppliers     77.0%      89.0%       93.1%
                                        ========== =========  ============

2.   SUBSIDIARY
     ----------
     Details of the Company's subsidiary as of March 31, 2001 are as follows:

                                                Percentage of equity
      Name             Place of incorporation     interest held        Principal activity
--------------------- ------------------------ ---------------------   -------------------
Quality Prince Limited British Virgin Islands          100%            Investment holding

There is no restriction on the distribution of the subsidiary's retained earnings.

3.   AFFILIATES
     ----------
Investment in affiliates consisted of:


                                                    2 0 0 0            2 0 0 1
                                                  ----------    --------------------
                                                    HK$'000     HK$'000     US$'000

Investment in Hang Fung Gold Technology Limited
 and its subsidiaries ("HFGTL")                        -        159,163       20,405

Due to an affiliate                                    -          (281)         (36)
                                                  ----------  ---------   ----------

                                                       -        158,882       20,369
                                                  ==========  =========   ==========

Quoted market value of investment in HFGTL             -        167,407       21,462
                                                  ==========  =========   ==========

As of March 31, 2001, the Company had a 31.40% interest in HFGTL, a company incorporated in Bermuda and whose shares are listed on The Stock Exchange of Hong Kong Limited (see Note 1). HFGTL is an investment holding company and its subsidiaries are principally engaged in the manufacturing and sales of gold and jewellery products.

The underlying value of the investment in affiliates is in the opinion of the Company's directors, not less than the Company's carrying value as of March 31, 2001.

     ----------
The amount due to an affiliate is unsecured, non-interest bearing and not repayable before April 1, 2002.

Summarized financial information of HFGTL are as follows:

Balance sheet

                                                         As of March 31, 2001
                                                   ----------------------------
                                                     HK$'000           US$'000

Current assets                                         647,719           83,041
Non-current assets                                     389,199           49,897
                                                   -----------    -------------

           Total assets                              1,036,918          132,938
                                                   ===========    =============

Current liabilities                                    456,333           58,504
Non-current liabilities                                 73,697            9,448
                                                   -----------    -------------

            Total liabilities                          530,030           67,952
                                                   -----------    -------------

Shareholders' equity                                   506,888           64,986
                                                   -----------    -------------

Total liabilities and shareholders' equity           1,036,918          132,938
                                                   ===========    =============

Statement of operations


                                         For the year ended March 31, 2001
                                         ---------------------------------
                                              HK$'000           US$'000

Net sales                                   1,327,656           170,212
Gross profit                                  205,181            26,305
Loss before income taxes                     (146,978)          (18,843)
Net loss                                     (156,134)          (20,017)
                                            =========      ============

Separate audited consolidated financial statements of HFGTL as of and for the year ended March 31, 2001 are included in this Form 10-K.

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------
a.   Basis of presentation
     ---------------------
     The Company maintains its accounting books and records based on accounting principles generally accepted in the United States of America ("US GAAP"). Its subsidiaries and affiliates maintain their accounting books and records based on accounting principles generally accepted in Hong Kong ("HK GAAP"). The accompanying financial statements have been prepared to present its financial position, results of operations and cash flows in US GAAP, which require management to make certain estimates, assumptions and adjustments that affect reported amounts or certain disclosures.

b.   Basis of consolidation
     ----------------------
     The consolidated financial statements include the accounts of the Company and its subsidiaries, together with the Group's share of post acquisition results and reserves of its affiliates under the equity method of accounting. The results of subsidiaries and affiliates acquired or disposed of during the year are recorded from or to their effective dates of acquisition or disposal. Gains and losses arising from deemed acquisition or disposal of interest in subsidiaries and affiliates as a result of issuance shares of the subsidiaries and affiliates are included in the consolidated statement of operations in the period in which it occurs. All material intra-group transactions and balances have been eliminated on consolidation.

c.   Subsidiaries
     ------------
     A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital as long-term investment and over which it can exercise control, as defined under generally accepting accounting principles.

d.   Affiliates
     ----------
     The Group's investment in affiliates for which its ownership exceeds 20%, but which are not majority-owned or controlled by the Group, is accounted for using the equity method of accounting. Under the equity method, the Group's proportionate share of the affiliates' net income or loss is included in the consolidated statement of operations.

e.   Cash and cash equivalents
     -------------------------
     Cash and cash equivalents include cash on hand, deposit with banks and highly liquid investments with maturities of three months or less at the time of acquisition.

f.   Inventories
     -----------
     Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Costs of finished goods include direct materials, direct labour and an attributable portion of production overheads. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated costs necessary to make the sale.

     When inventories are sold, the carrying amount is charged to expense in the period in which the revenue is recognized. Writedowns for declines in net realizable value or for losses of inventories are recognized as an expense in the period the impairment or loss occurs.

     ------------------------------------------
g.   Property, machinery and equipment and capital leases
     ----------------------------------------------------
     Property, machinery and equipment and capital leases are recorded at cost. Gains or losses on disposal are reflected in current operations. Major expenditures for betterments and renewals are capitalized. All ordinary repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

              Leasehold land and buildings            20 years
              Machinery and equipment             5 to 7 years
              Motor vehicles                           5 years
              Furniture and office equipment           5 years

     The Group accounts for property, machinery and equipment in accordance with Statement of Financial Accounting Standards No. 121: "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" which requires impairment losses to be recognized on long-lived assets when the sum of expecting future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less then the carrying amount of the assets. Measurement of the impairment loss is based on the fair value of the assets. If an impairment is present, the asset is reported at the lower of carrying value or fair value.

h.   Sales recognition
     -----------------
     Sales comprise (i) the invoiced value of merchandise supplied to customers, net of sales returns and allowances, which are recognized when merchandise is delivered and title is passed to customers, (ii) contract processing fees, which are recognized when the contract processing service is rendered, and (iii) rental income, which is recognized on a straight-line basis over the period of the relevant lease.

     Deposits or advanced payments from customers prior to delivery and passage of title of goods and the expiration of rights of return are recorded as deposits from customers.

i.   Advertising and promotion costs
     -------------------------------
     The costs of advertising and promotion are expensed in the period in which they are incurred.

j.   Employee retirement benefits
     ----------------------------
     The costs of staff retirement benefits are recognized as an expense in the period in which they are incurred.

k.   Borrowing costs
     ---------------
     Borrowing costs are recognized as an expense in the period in which they are incurred.

l.   Income taxes
     ------------
     The Group accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109: "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

m.   Leases
     ------
     Capital leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under capital leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest, which represents the difference between the minimum payments at the inception of the finance leases and the corresponding fair value of the assets acquired, is allocated to accounting periods over the period of the leases to produce a constant rate of charge on the outstanding balance.

     Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on a straight-line basis over the period of the relevant leases.

n.   Comprehensive income
     --------------------
     The Group has adopted Statement of Financial Accounting Standard s No. 130:
     "Reporting Comprehensive Income" which requires the Group to report all changes in equity during a period, except for those resulting from investments by owners and distributions to owners, in financial statements for the period in which they are recognized. Adoption of the Standard had no impact on the Group's consolidated financial position, results of operations or cash flows since the Group had no items of other comprehensive income (loss) other than those recorded in the consolidated statements of operations.

o.   Foreign currency translation
     ----------------------------
     A substantial portion of the Group's sales, purchases and expenses are in Hong Kong dollars. Management believes that maintaining books and records in Hong Kong dollars will enable financial results and relationships to be measured with more relevance and reliability.

     In the financial statements of the individual companies within the Group, transactions in other currencies during the year are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. All such exchange differences are dealt with in the individual companies' statements of operations. The net gain (loss) from foreign currency transactions included in the statements of operations was approximately HK$149,000, HK$127,000 and HK$(9,000) for the years ended March 31, 1999, 2000 and 2001, respectively.

     Translation of amounts from Hong Kong dollars ("HK$") to United States dollars ("US$") is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2001 of US$1 = HK$7.8. No representation is made that the Hong Kong dollar amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

     ------------------------------------------
p.   Earnings per common share
     -------------------------
     Basic earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128: "Earnings Per Share", by dividing the net income (loss) for each year by the weighted average number of shares of common share outstanding during the years. The numerator in calculating basic earnings per common share for each year is the reported net income (loss). The denominator is based on the weighted average number of common shares of 12,800,000, 12,800,000 and 12,814,000 shares for the years ended March 31, 1999, 2000 and 2001, respectively.

     Diluted earnings (loss) per common share are not presented as there were no dilutive potential common share in existence during the years ended March 31, 1999, 2000 and 2001.

q.   Use of estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

r.   Fair value of financial instruments
     -----------------------------------
     The carrying amounts for cash and bank deposits, accounts receivable, short-term bank borrowings and accounts payable approximate their fair values because of the short maturity of those instruments. The carrying amounts for long-term bank loans and capital lease obligations approximate their fair values as of March 31, 2000 and 2001.

s.   Recent accounting standards
     ---------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133: "Accounting for Derivative Instruments and Hedging Activities", which was amended by several subsequent standards. These standards require that an entity recognize derivative instruments as either assets or liabilities on its balance sheet and measure those instruments at fair value. Changes in the fair value of derivative instruments are to be recorded each period in income or as part of a hedged transaction. These standards became effective for the Group on April 1, 2001. The Group will record the effect of adopting this Statement in the first quarter of the financial year ending March 31, 2002. The effect of adopting this Statement will not be material to the Group's financial position or results of operations.

5.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of:


                                            2 0 0 0             2 0 0 1
                                         ------------   -----------------------
                                            HK$'000      HK$'000       US$'000

 Accounts receivables                      159,017          -             -
 Less: Allowance for bad and doubtful
       accounts                             (7,500)         -             -
                                         ------------   ----------   ----------

 Accounts receivable, net                  151,517          -             -
                                         ============   ==========   ==========

6.   PREPAYMENTS AND DEPOSITS

Prepayments and deposits consisted of:
                                            2 0 0 0           2 0 0 1
                                          ------------  ---------------------
                                            HK$'000      HK$'000    US$'000

 Deposits for acquisition of raw materials
 and equipment                               2,115         -           -
 Rental and utility deposits                   515         -           -
 Prepayments                                   137         -           -
 Others                                        281         -           -
                                          ------------  ---------  -----------
                                             3,048         -           -
                                          ============  =========  ===========
7.   INVENTORIES

Inventories consisted of:
                                             2 0 0 0            2 0 0 1
                                           ------------ ------------------------
                                             HK$'000     HK$'000        US$'000

Raw Materials                                  86,937        -             -
Finished goods (after allowance for obsolete
     and slow-moving inventories of
     HK$2,000,000)                            120,312        -             -
                                             ---------  --------      --------
                                              207,249        -             -
                                             =========  ========      ========

As of March 31, 2000, inventories of approximately HK$207,327,000 were held under trust receipts bank loans.

8.   PROPERTY, MACHINERY AND EQUIPMENT AND CAPITAL LEASES

Property, machinery and equipment and capital leases consisted of:


                                                2 0 0 0              2 0 0 1
                                             ------------   --------------------------
                                                 HK$'000      HK$'000         US$'000

Property, machinery and equipment:
   Leasehold land and buildings                    1,973         -             -
   Machinery and equipment                       240,784         -             -
   Motor vehicles                                    920         -             -
   Furniture and office equipment                 64,682         -             -

Capital leases:
   Machinery and equipment                        56,823         -             -
                                             -----------      ---------     ----------

Cost                                             365,182         -             -

Less: Accumulated depreciation
Property, machinery and equipment              (112,053)         -             -
Capital leases                                  (25,992)         -             -
                                             -----------      ---------     ----------

Property, machinery and equipment and            227,137         -             -
   capital leases, net
                                             ===========      =========     ==========

As of March 31, 2000, all of the Group's leasehold land and buildings were situated in Hong Kong and held under long-term leases.

As of March 31, 2000, leasehold land and buildings with net book value of approximately HK$1,973,000 were mortgaged and machinery and equipment with a net book value of approximately HK$1,116,000 were pledged as collateral of certain of the Group's banking facilities.

9.   SHORT-TERM BANK BORROWINGS

Short-term bank borrowings consisted of :


                                2 0 0 0            2 0 0 1
                              -----------   ----------------------
                               HK$'000       HK$'000     US$'000

  Bank overdrafts                  2,571          -           -
  Short-term bank loans           12,000          -           -
  Trust receipts bank loans      207,327          -           -
                              -----------   ---------   ----------

                                 221,898          -           -
                              ===========   =========   ==========

Short-term bank borrowings were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate to 3.5% above that, which ranged from 8.25% to 11.75% per annum as of March 31, 2000.

Supplemental information with respect to short-term bank borrowings for the year ended March 31, 2000 is as follows:

                                  Maximum          Average         Weighted          Weighted
                                  amount           amount       average interest  average interest
                                outstanding      outstanding    rate at the end   rate during the
                              during the year  during the year      of year            year
                              ---------------  ---------------  ---------------   ---------------
                                  HK$'000          HK$'000

Year ended March 31, 2000               9,951         7,388          10.77%           11.84%
                                  ===========   ===========       ===========      ===========
Bank overdrafts
                                       12,000         7,000           9.13%            9.23%
                                  ===========   ===========       ===========      ===========
Short-term bank loans
                                      213,004       166,946           8.95%            9.10%
                                  ===========   ===========       ===========      ===========

Trust receipts bank loans

Refer to Note 18 for details of the Group's banking facilities.

10.  LONG-TERM BANK LOANS

Long-term bank loans were denominated in Hong Kong dollars, and bore interest at the Hong Kong prime lending rate plus 0.25% to 3.25%, which ranged from 9% to 12% per annum as of March 31, 2000.

Maturities of long-term bank loans were ranged from 2000 to 2006 and details were as follows:

                                             2000                2001
                                           ---------    ----------------------
                                            HK$'000     US$'000      HK$'000

Payable during the following periods:
 -  Within one year                          2,123        -              -
 -  Over one year but not exceeding two
    years                                    1,033        -              -
 -  Over two years but not exceeding three
    years                                    1,149        -              -
 -  Over three years but not exceeding four
    years                                    1,278        -              -
 -  Over four years but not exceeding five
    years                                    1,421        -              -
 -  Over five years
                                             1,391        -              -
                                         -----------    --------    ----------
 Total bank loans                            8,395        -              -

 Less: Current portion                      (2,123)       -              -
                                         -----------    --------    ----------

 Non-current portion                         6,272        -              -
                                         ===========    ========    ==========

Refer to Note 18 for details of the Group's banking facilities.

11.  CAPITAL LEASE OBLIGATIONS
     -------------------------

Maturities of capital lease obligations were ranged from 2000 to 2003. Future minimum lease payments under the capital leases, together with the present value of the minimum lease payments, were:

                                              2 0 0 0              2 0 0 1
                                             ----------   ----------------------
                                              HK$'000      HK$'000     US$'000
Payable during the following periods:
  -  Within one year                           14,253         -           -
  -  Over one year but not exceeding two
     years                                      5,271         -           -
  -  Over two years but not exceeding three
     years                                      2,267         -           -
                                             ----------  --------     -------

 Total minimum lease payments                  21,791         -           -
 Less: Amount representing future interest     (2,051)        -           -
                                             ----------  --------    -------

 Present value of minimum lease payments       19,740         -           -
 Less: Current portion                        (12,747)        -           -
                                             ----------  --------    --------
 Non-current portion                            6,993         -           -
                                             ==========  ========    ========
12.  ACCRUED LIABILITIES

Accrued liabilities consisted of:


                                      2 0 0 0             2 0 0 1
                                    ----------   ---------------------------
                                      HK$000      HK$'000          US$'000


Accruals for operating expenses          833         -                -
   -  Professional fees                3,473         -                -
   -  Workers' wages and bonus         3,950         -                -
   -  Management bonus                   324         -                -
   -  Rental expenses                    184         -                -
   -  Others
                                         893         -                -
Accrued interest                   ----------    -----------     -----------

                                       9,657         -                -
                                   ==========    ===========     ===========

13.  INCOME TAXES

Provision for income taxes consisted of the following:


                                     1 9 9 9       2 0 0 0               2 0 0 1
                                    ----------   ------------  -------------------------
                                      HK$'000      HK$'000       HK$'000        US$'000

      Current tax
    -  Hong Kong profits tax         (13,000)      (5,217)        (2,500)         (321)
    -  Mainland China business tax
       and enterprise income tax
       (a)                            (4,253)           -              -             -

 Over-provision in prior years
    -  Hong Kong profits tax (b)           -       21,098              -             -
    -  Mainland China business tax
       and enterprise income tax
       (a)                             2,506            -              -             -

 Deferred tax                              -       (3,449)             -             -
                                    ---------  ------------    -----------  ------------

                                     (14,747)       12,432        (2,500)         (321)
                                    =========  ============    ===========  ============

Notes -

a. Prior to April 1, 1999, the Group received contract processing fees based on the utilization of equipment and technology provided by the Group to its Mainland China contracting partners. Provision for Mainland China taxes in relation to these fees was made for periods prior to April 1, 1999.

b. A substantial portion of the Group's business activities were conducted in Mainland China. Accordingly, the Group was entitled to a 50% offshore claim in computing its Hong Kong profits tax, under which 50% of the Group's profit was deemed to be derived from Mainland China activities and was not subject to Hong Kong profits tax. Prior to April 1, 1999, the Group's offshore claim was under review by the Hong Kong Inland Revenue Department ("the IRD") and the Group made provision for Hong Kong profits tax in respect of all of its profit, including the 50% deemed to be derived from Mainland China. During the year ended March 31, 2000, the Group's offshore claim was agreed by the IRD and excess provision for Hong Kong profits tax recorded prior to April 1, 1999 amounting to approximately HK$21,098,000 was written back.

The Company, its subsidiaries and affiliates are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate. Subsidiaries and affiliates with business operations in Hong Kong are subject to Hong Kong profits tax at a rate of 16%. The British Virgin Islands subsidiaries are incorporated under the International Business Companies Act of the British Virgin Islands and, accordingly, are exempt from payment of British Virgin Islands income taxes. HFGTL is incorporated under the Companies Act 1981 of Bermuda (as amended) as an exempted company and, accordingly, is exempt from payment of Bermuda income taxes until 2016.

     ------------
The reconciliation of the Hong Kong statutory tax rate to the effective income tax rate based on the income (loss) before income taxes as stated in the consolidated statements of operations is as follows:


                                                   1999          2000           2001
                                                -----------  -------------  -------------

Hong Kong statutory income tax rate                16.0%        16.0%          16.0%
Non-taxable income arising from activities
     which qualified as offshore                      -         (8.0%)          7.3%
Non-deductible expenses
   -  share of losses of affiliates                   -            -          (23.2%)
   -  loss on dilution of equity interests in
      subsidiaries                                 (0.4%)          -           (7.1%)
Provision for tax in foreign jurisdiction           7.2%           -              -
Over-provision of taxation in prior years          (3.3%)      (24.2%)            -
Deferred tax assets for which no benefits have
been recognized due to the establishment of
valuation allowances                                  -          2.8%              -
Other (non-deductible) deductible items               -         (0.9%)             -
                                                ----------   ----------     ----------
                                                   19.5%       (14.3%)          (7.0%)
                                                ==========   ==========     ==========

Taxation payable consisted of:


                                                   2 0 0 0             2 0 0 1
                                                 -----------    ----------------------
                                                   HK$'000      HK$'000      US$'000

      Hong Kong profits tax                         3,684            -            -
      Mainland China business tax and enterprise   36,642            -            -
      income tax                                 ----------    ----------   -----------

                                                   40,326            -            -
                                                 ==========    ==========   ===========

Components of deferred tax balances as of March 31, 2000 and 2001 are as follows:


                                                      2000                  2001
                                                  ------------     ------------------------
                                                    HK$000         HK$'000          US$'000

Tax effect of accumulated difference between
taxation allowances and depreciation
expense                                                3,394             -              -

Tax effect on loss of a subsidiary to be
utilized to offset future taxable income             (2,470)             -              -

Tax effect on loss on dilution of equity interests
in subsidiaries                                            -       (2,538)          (325)
                                                  ----------    -----------  -------------

                                                      10,924       (2,538)          (325)

                                                       2,470        2,538            325
                                                  ----------    -----------  -------------

                                                      13,394             -              -
                                                  ==========    ===========  =============

     ------------
The retained earnings of the foreign subsidiaries and affiliates would be subject to additional taxation if distributed. In the opinion of the Directors, these retained earnings are, at the present time, required to finance the continuing operations of the affiliates and, accordingly, no provision for additional taxation has been made.

14.  LOSS ON DILUTION OF EQUITY INTERESTS IN SUBSIDIARIES
     ----------------------------------------------------
On February 27, 1999, HFJCL redeemed its preferred stock and Phenomenal Limited, the redeemable preferred stock holder, applied the proceeds of US$10,000,000 to subscribe for 582,800 shares of common stock of HFGTL at US$17.16 each. On March 9, 1999, HFGTL sold 78,750,000 shares at HK$0.9 each in a public offering and received net cash proceeds of HK$58,671,000, after deducting issuance expenditures. Immediately after the public offering, HFGTL capitalized share premium of approximately HK$23,425,000 for the issuance of 234,250,000 shares on a pro rata basis to the shareholders of HFGTL before the public offering. Thus, after the share subscription and the capitalization, Phenomenal Limited holds 68,843,250 shares of HFGTL and the Company hold 167,406,750 shares of HFGTL. These equity transactions resulted in a dilution of the Company's effective shareholding in HFGTL from 100% to 53.15%. The loss resulting from dilution of the Company's interest in HFGTL amounted to approximately HK$2,100,000, which was charged to the 1999 consolidated statement of operations.

On August 23, 2000, HFGTL issued 1,632,000,000 shares at HK$0.114 each to New Epoch Holdings International Limited, an independent third party, as consideration for a 49.9% equity interest in New Epoch Information (BVI) Company Limited. On August 28, 2000, HFGTL sold 550,000,000 shares at HK$0.114 each. These equity transactions resulted in a dilution of the Company's effective shareholding in HFGTL from 53.15% to 31.40%. The loss resulting from dilution of the Company's interest in HFGTL amounted to approximately HK$15,864,000, which was charged to the consolidated statement of operations.

15.  COMMON STOCK
     ------------
On January 16, 2001, the Company issued 65,000 shares of common stock, par value of US$0.001 each, of US$0.3125 per share to an independent third party in return for marketing and promotion services amounting to approximately HK$158,000 (equivalent of approximately US$20,000).

16.  COMMITMENTS AND CONTINGENT LIABILITIES
     --------------------------------------
a.   Capital commitments
     -------------------
As of March 31, 2000 and 2001, the Group had capital commitments for acquisition of machinery and equipment amounting to approximately HK$1,675,000 and nil, respectively.

     --------------------------------------
b.   Operating lease commitments

The Group has various operating lease agreements for staff quarters, factory premises, warehouses and motor vehicles under non-cancellable operating leases which extend to September 2006. Rental expense for the years ended March 31, 1999, 2000 and 2001 was approximately HK$4,523,000, HK$3,836,000 and
HK$1,074,000, respectively. Maturities of operating leases commitments were ranged from 2000 to 2006. As of March 31, 2000 and 2001, future rental payments under agreements classified as operating leases with non-cancellable terms are as follows:


                                                        2 0 0 0          2 0 0 1
                                                      -----------  ------------------
                                                        HK$'000     HK$'000  US$'000

              Payable during the following periods:      2,364       -          -
  -  Within one year                                       504       -          -
  -  Over one year but not exceeding two years             495       -          -
  -  Over two years but not exceeding three years          448       -          -
  -  Over three years but not exceeding four years         460       -          -
  -  Over four years but not exceeding five years          701       -          -
  -  More than five years                             --------     -------    -------
                                                         4,972       -          -
                                                      ========     =======    =======

c.   Contingent liabilities
     ----------------------
     Contingent liabilities not provided in the financial statements are:


                                     2 0 0 0               2 0 0 1
                                   -----------   ---------------------------
                                     HK$'000      HK$'000         US$'000

 Discounted bills with recourse        1,798           -               -
                                   ===========   =========    ==============

17.  RETIREMENT PLAN
     ---------------

The Group's employees in Mainland China are all employed on a contract basis and consequently the Group has no obligation for pension liabilities.

The Group arranged for its Hong Kong employees to participate in defined contribution provident funds ("the Scheme"), which were managed by independent trustees. Each of the Group and its employees in Hong Kong made monthly contributions to the Scheme at 5% of the employees' basic salaries. The employees were entitled to receive their entire contribution and the accrued interest thereon, and 100% of the Group's contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten yeas of service or at a reduced scale of 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and related accrued interest were used to reduce the Group's contribution.

The  aggregate  amounts  of  the  Group's   contributions  to  the  Scheme  were
approximately HK$93,000, HK$184,000 and HK$32,000, respectively, and there were no forfeited contributions, for the years ended March 31, 1999, 2000 and 2001.

18.  BANKING FACILITIES
     ------------------
As of March 31, 2000 and 2001, the Group had aggregate banking facilities of approximately HK$279,315,000 and nil, respectively, from several banks for bank overdrafts, loans and trade financing (Refer to Note 9 and 10). Unused facilities as of March 31, 2000 amounted to approximately HK$37,736,000. As of March 31, 2000, these facilities were secured by the following:

a. pledge of machinery and equipment with a net book value of approximately HK$1,116,000;

b. mortgage over the Group's leasehold land and buildings with a net book value of approximately HK$1,973,000;

c.   the Group's inventories held under trust receipts bank loans;

d.   pledges of the Group's bank deposits of HK$117,575,000;

e. guarantee from the Government of the Hong Kong Special Administrative Region under the Special Finance Scheme for Small and Medium Enterprises amounting to HK$2,000,000;

f. mortgages over certain leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company;

g.   guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane;

h. assignment of the benefits in respect of the keyman insurance for Mr. Lam Sai Wing, a director of the Company, amounting to HK$20,000,000; and

i.   guarantee provided by HFGTL.

In addition, as of March 31, 2000, the Group had undertaken to comply with certain covenants imposed by a bank.

19.  RELATED PARTY TRANSACTIONS

a.   The Group entered into the following transactions with a director:


                                  1 9 9 9       2 0 0 0            2 0 0 1
                                ------------  ------------   --------------------
                                   HK$'000       HK$'000     HK$'000     US$'000

Rental paid to Mr. Lam Sai Wing      162           324        127          16
                                ============  ============   ========== =========

b. The Group had the following outstanding balances with a director:


                        2 0 0 0              2 0 0 1
                     ------------   -------------------------
                        HK$'000      HK$'000         US$'000
Due to a director
-  Mr. Lam Sai Wing      4,426        2,368              303
                     ============   ==========     ==========

The balances due to a director were unsecured, non-interest bearing and without pre-determined repayment terms.

c. The Group's banking facilities were secured by, among others, mortgages over leasehold land and buildings owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane and guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane.

20.  SEGMENT INFORMATION
     -------------------
Prior to April 1, 1999, the Group was principally engaged in two business segments: (i) manufacturing and sales of gold and jewellery products; and (ii) provision of contract processing services which ceased on April 1, 1999. Effective on August 23, 2000, the Company's interest in HFGTL was diluted from 53.15% to 31.40%. As a consequence, the Company is principally engaged in investment holding.

a.   Sales

Analysis of sales by business activity and geographical location is as follows:


                                          1 9 9 9       2 0 0 0              2 0 0 1
                                        ------------  -----------   -------------------------
                                          HK$'000       HK$'000       HK$'000       US$'000

Hong Kong operation -
Sale of gold and jewellery products to
     customers in
     -    Hong Kong/Mainland China         177,588      402,010       191,819        24,592
     -    South East Asia                  128,352      134,517        57,665         7,393
     -    The United States of America     107,884      149,405        52,433         6,722
     -    Europe                           136,880      188,065        42,040         5,390
     -    Others                           108,086       85,073        27,673         3,548
                                          ---------    ---------     ---------      --------
                                           658,790      959,070       371,630        47,645
                                          =========    =========     =========      ========
Mainland China operation -
Contract processing fees                    17,012            -             -             -
                                          =========    =========     =========      ========

b.   Operating profit *
     ----------------

                                      1 9 9 9      2 0 0 0           2 0 0 1
                                     ----------  -----------  ----------------------
                                      HK$'000     HK$'000      HK$'000       US$'000

 Hong Kong operation
   -   sales of gold and jewellery
       products                        68,227     100,380      36,041         4,621

 Mainland China operation
   -   contract processing services    17,960           -           -             -
                                      --------   ----------   ---------     ---------
 Total                                 86,187     100,380      36,041         4,621
                                      ========   ==========   =========     =========


Operating   profit   represents   gross   profit  less   selling,   general  and
administrative expenses.

c.   Identifiable assets, capital expenditures and depreciation
     ----------------------------------------------------------

Geographical   analysis  of  identifiable   assets,   capital  expenditures  and
depreciation is as follows:


Identifiable assets      2 0 0 0                2 0 0 1
-------------------     ----------    -----------------------------
                         HK$'000       HK$'000              US$'000

Hong Kong                 636,947       158,882             20,369
Mainland China            104,389             -                  -
                        -----------    ---------          ---------
Total                     741,336       158,882             20,369
                        ===========    =========          =========
Capital expenditures

Hong Kong                 83,345         32,832             4,209
Mainland China                75             87                11
                        -----------    ---------          ---------
Total                     83,420         32,919             4,220
                        ===========    =========          =========
Depreciation

Hong Kong                 51,458         25,331             3,248
Mainland China             4,122          1,623               208
                        -----------    ----------         ---------
Total                     55,580         26,954             3,456
                        ===========    ==========         =========

d.   Major customers
     ---------------
     There are no individual customers accounting for more than 5% of the Group's sales for the years ended March 31, 1999, 2000 and 2001.

     -------------------

e.   Major suppliers
     ---------------
     Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                            1 9 9 9   2 0 0 0     2 0 0 1
                                           --------- ---------   ---------
 Heraeus Limited - supplied gold bullion     62.9%     67.4%        52.2%
 Chinese Wall Technology Company Limited        -       7.8%        15.7%
 Johnson Matthey Hong Kong Limited           2.0%       5.8%        21.7%
                                           ========= =========   =========

21.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

a.   Cash paid for interest and income taxes is as follows:

                                   1 9 9 9    2 0 0 0           2 0 0 1
                                  ---------  ----------   ---------------------
                                   HK$'000     HK$'000      HK$'000    US$'000

Interest paid                        11,588    18,599        7,244        929
                                  =========  ==========   ========== ==========

Income taxes                            147     2,397            -          -
                                  =========  ==========   ========== ==========

b.   Cash received for interest income is as follows:


                                  1 9 9 9     2 0 0 0          2 0 0 1
                                 ----------  ----------  ---------------------
                                  HK$'000     HK$'000     HK$'000     US$'000

Interest received                   3,234       6,216       3,166         406
                                 ==========  ==========  ==========  =========


c. As mentioned in Note 1, the Company's interest in HFGTL was diluted from 53.15% to 31.40% on August 23, 2000. Details of net assets of HFGTL on August 23, 2000, when HFGTL changed from a subsidiary to an affiliate, were as follows:

                                                                   HK$'000
                                                                 -----------

Property, machinery and equipment and capital leases, net           233,102
Cash and bank deposits                                              122,486
Accounts receivable, net                                            136,404
Prepayments and deposits                                             12,739
Inventories, net                                                    352,162
Bank overdrafts                                                      (8,513)
Trust receipts bank loans                                          (266,010)
Short-term bank loans                                               (28,547)
Minority interests                                                 (200,139)
Accounts payable                                                    (38,041)
Accrued liabilities                                                  (6,003)
Due to a director                                                    (4,824)
Taxation payable                                                    (42,826)
Long-term bank loans                                                 (7,541)
Capital lease obligations                                           (14,003)
Deferred taxation                                                   (13,394)
                                                               -------------
Net assets as at the date of dilution                                227,052
                                                               =============

Net cash outflow in respect of the dilution of equity interests in HFGTL was as follows:


                                                                   HK$'000
                                                                 -----------

                                                                    122,486
                                                                 ===========

     ------------------------------------------------
d.   Non-cash investing activities:

     During the years ended March 31, 1999, 2000 and 2001, capital lease obligations of approximately HK$2,234,000, HK$15,070,000 and nil, respectively, were incurred to finance the Group's additions of new machinery and equipment.

22.  OTHER SUPPLEMENTAL INFORMATION
     ------------------------------


                                           1 9 9 9      2 0 0 0          2 0 0 1
                                          ----------   ----------  ----------------------
                                           HK$'000      HK$'000     HK$'000      US$'000
Depreciation of property, machinery and
Equipment
  -   owned assets                           31,970      44,215      22,527        2,888
  -   assets held under capital leases        7,635      11,365       4,427          568
Loss on disposal of property, machinery and
equipment                                        49           -           -            -
Allowance for bad and doubtful accounts       2,500       5,000           -            -
Allowance for obsolete and slow-moving
inventories                                   2,000           -           -            -
Interest on
  -   bank overdrafts and loans               9,585      17,636       6,680          857
  -   capital lease obligations               2,003       1,856         564           72
Operating lease rentals for
  -   premises                                4,443       3,754       1,044          134
  -   machinery and equipment                    80          82          30            4
Advertising and promotion                     1,154       7,772       2,206          283
Repairs and maintenance                         721         774         310           40
Rental income                                   101          48          32            4
Net foreign exchange gain (loss)                149         127          (9)          (1)
Interest income from bank deposits            3,234       6,216       3,166          406
                                           ==========  ==========  ===========  =========

Auditors' Report to the Shareholders of
HANG FUNG GOLD TECHNOLOGY LIMITED
(Incorporated in Bermuda with limited liability)

We have audited the financial statements of Hang Fung Gold Technology Limited and its subsidiaries which have been prepared in accordance with accounting principles generally accepted in Hong Kong.

Respective responsibilities of directors and auditors

The company's directors are responsible for the preparation of financial statements which give a true and fair view. In preparing financial statements which give a true and fair view it is fundamental that appropriate accounting policies are selected and applied consistently.

It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Statements of Auditing Standards issued by the Hong Kong Society of Accountants and auditing standards generally accepted in the United States of America. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the company and of the group, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance as to whether the financial statements are free from material misstatement. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Opinion

In our opinion, the financial statements give a true and fair view of the state of affairs of the company and of the group as at 31st March, 2001 and of the profit and cash flows of the group for the year then ended, and have been properly prepared in accordance with the accounting principles generally accepted in Hong Kong.

Accounting practices used by the group in preparing the accompanying consolidated financial statements conform with generally accepted accounting principles in Hong Kong, but do not conform with accounting principles generally accepted in the United States of America. A description of these differences and a reconciliation of consolidated net income (loss) and shareholders' equity to accounting principles generally accepted in the United States of America is set forth in Note 31.


                                             ARTHUR ANDERSEN & CO
                                             Certified Public Accountants
                                                   Hong Kong

Hong Kong, 14th July, 2001.

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                          CONSOLIDATED INCOME STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)


                                                Note         2 0 0 1
                                               -------     -----------
                                                                $'000

Turnover                                          4          1,327,753

Cost of sales                                               (1,122,475)
                                                           ------------

Gross profit                                                   205,278

Selling and distribution expenses                              (16,856)
General and administrative expenses                            (91,260)
                                                           ------------

Profit from operations                                          97,162

Interest income                                   4              8,723
Interest expense                                               (30,105)
Share of losses of associates and provision
for doubtful receivables from an associate       14            (14,460)
                                                           ------------

Profit before taxation                            5             61,320

Taxation                                          7            (9,156)
                                                           ------------

Profit attributable to shareholders               8            52,164

Retained profit, beginning of year                            261,052

Elimination of goodwill                          14          (188,142)
                                                           ------------

Retained profit, end of year                      9           125,074
                                                           ============

Earnings per share                               10
   -  Basic                                              HK1.17 cents
                                                         ==============
   -  Diluted                                            HK1.16 cents
                                                         ==============

                        HANG FUNG GOLD TECHNOLOGY LIMITED

              CONSOLIDATED STATEMENT OF RECOGNISED GAINS AND LOSSES

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)




                                                          2 0 0 1
                                                         ---------
                                                           $'000

Deficit on revaluation of an investment property                 -

Profit attributable to shareholders                         52,164
                                                        ----------

Net recognised gains                                        52,164

Elimination of goodwill from acquisition of an associate (188,142)
                                                        ----------

                                                         (135,978)
                                                        ==========

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                                 BALANCE SHEETS

                             AS AT 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)

                                                                    2 0 0 1
                                                          -----------------------------
                                                Note       Consolidated      Company
                                               --------   --------------    -----------
                                                              $'000          $'000
NON-CURRENT ASSETS                                11           351,978              -
Fixed assets                                      12             1,600              -
Investment property                               13                 -        339,327
Investment in subsidiaries                        14            35,347              -
Investment in associates                                  ------------    -----------

                                                               388,925        339,327
Total non-current assets                                  ------------    -----------


CURRENT ASSETS                                    15           314,343              -
Inventories                                       16           214,847              -
Accounts receivable                                              7,824            121
Prepayments and deposits                           3               281              -
Due from holding companies                        17            77,210              -
Pledged bank deposits                                           33,214              -
Cash and bank deposits                                    ------------    -----------

                                                               647,719            121
Total current assets                                      ------------    -----------


CURRENT LIABILITIES                               18         (355,492)              -
Short-term bank borrowings                        20          (12,973)              -
Finance lease obligations, current portion        21          (30,933)              -
Accounts payable                                              (19,805)              -
Accruals and other payables                        3             (488)              -
Due to a director                                 22          (36,642)              -
Taxation payable                                          ------------    -----------

                                                             (456,333)              -
Total current liabilities                                 ------------    -----------

                                                               191,386            121
Net current assets                                        ------------    -----------

                                                               580,311        339,448
Total assets less current liabilities                     ------------    -----------


NON-CURRENT LIABILITIES                           19          (35,580)              -
Long-term bank loans, non-current portion         20          (18,086)              -
Finance lease obligations, non-current portion    23          (20,031)              -
Deferred taxation                                         ------------    -----------

                                                              (73,697)              -
Total non-current liabilities                             ------------    -----------

                                                               506,614        339,448
Net assets                                                ============    ===========

Representing:
                                                  24            53,320         53,320
SHARE CAPITAL
                                                  26           328,220        486,821
RESERVES
                                                               125,074       (200,693)
RETAINED PROFIT (ACCUMULATED DEFICIT)                     ------------    -----------

                                                               506,614        339,448
Shareholders' equity                                      ============    ===========

             Approval by the Board of Directors on 14th July, 2001:

          LAM SAI WING                              CHAN YAM FAI, JANE
            Chairman                                 Deputy Chairman

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                        CONSOLIDATED CASH FLOW STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)

                                                              Note        2 0 0 1
                                                             ------     -----------
                                                                           $'000

Net cash inflow from operating activities                      27.a        10,527
                                                                         ----------

Returns on investments and servicing of finance
       Interest received                                                    6,822
   Interest paid                                                          (30,105)
   Dividends paid                                                               -
                                                                         ----------
                                                                          (23,283)
                                                                         ----------
Taxation
   Hong Kong profits tax paid                                              (6,203)
                                                                         ----------
 Investing activities
   Additions of fixed assets                                             (175,476)
   Advances to an associate                                               (50,000)
   Increase in the amounts due from holding companies                        (281)
                                                                         ----------

                                                                         (225,757)
                                                                         ----------

Net cash outflow before financing activities                             (244,716)
                                                                         ----------

Financing activities                                          27.b
   Issuance of shares                                                      62,700
   Share issuance expenses                                                 (3,321)
   New short-term bank loans                                               26,547
   Repayment of short-term bank loans                                     (12,000)
   New long-term bank loans                                                37,480
   Repayment of long-term bank loans                                       (2,900)
   Repayment of capital element of finance lease obligations              (15,832)
   (Decrease) Increase in amount due to a director                           (865)
                                                                         ---------

                                                                           91,809
                                                                         ---------

Decrease in cash and cash equivalents                                    (152,907)

Cash and cash equivalents, Beginning of year                              (58,219)
                                                                         ---------

   End of year                                                27.d       (211,126)
                                                                         =========

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                        NOTES TO THE FINANCIAL STATEMENTS

        (Amounts expressed in Hong Kong dollars unless otherwise stated)

1.   ORGANISATION AND PRINCIPAL ACTIVITIES
     -------------------------------------
Hang Fung Gold Technology Limited ("the Company") was incorporated in Bermuda on 4th December, 1997 as an exempted company under the Companies Act 1981 of Bermuda (as amended). Its shares have been listed on The Stock Exchange of Hong Kong Limited since 16th March, 1999.

The Company is an investment holding company. Its subsidiaries are principally engaged in the design, manufacture and distribution of a broad range of gold products, other precious metal products and jewellery products. Its associates are principally engaged in trading and developing and operating e-commerce trading facilities between Mainland China and the rest of the world.

2.   PRINCIPAL ACCOUNTING POLICIES
     -----------------------------
The financial statements have been prepared in accordance with Statements of Standard Accounting Practice issued by the Hong Kong Society of Accountants, accounting principles generally accepted in Hong Kong, and the disclosure requirements of the Hong Kong Companies Ordinance and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited. Principal accounting policies are summarised below:

a.   Basis of measurement
     --------------------
The financial statements have been prepared on the historical cost basis, as modified by the revaluation of an investment property.

b.   Basis of consolidation
     ----------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries (together "the Group"), together with the Group's share of post-acquisition results and reserves of its associates under the equity method of accounting. The results of subsidiaries and associates acquired or disposed of during the year are recorded from or to their effective dates of acquisition or disposal. Significant intra-group transactions and balances have been eliminated on consolidation.

c.   Goodwill
     --------
Goodwill represents the difference between the fair value of the consideration given and the Group's share of the aggregate fair values of the identifiable net assets of subsidiaries and associates acquired. Positive goodwill arises where the consideration given exceeds the Group's share of the aggregate fair values of the identifiable net assets acquired and is eliminated immediately against available reserves. Negative goodwill arises where the Group's share of the aggregate fair values of the identifiable net assets acquired exceeds the consideration given and is credited directly to reserves.

d.   Subsidiaries
     ------------
A subsidiary is a company in which the Company holds, directly or indirectly, more than 50% of its issued voting share capital as a long-term investment. In the Company's financial statements, investment in subsidiaries is stated at cost less provision for any impairment in value, while income from subsidiaries is recorded to the extent of dividends received and receivable.

     -----------------------------
e.   Associates
     ----------
An associate is a company, not being a subsidiary, in which the Group holds 20% or more of its issued voting share capital as a long-term investment and can exercise significant influence over its financial and operating policies. In the consolidated financial statements, investment in associates is stated at the Group's share of the fair value of the identifiable net assets of the associates at the time of acquisition, adjusted for the Group's share of undistributed post-acquisition results and reserves of the associates, distributions received from the associates and other necessary alterations in the Group's proportionate interest in the associates arising from changes in the equity of the associates that have not been included in the income statement.

f.   Turnover and revenue recognition
     --------------------------------
Turnover consists of the net invoiced value of merchandise sold after allowances for returns and discounts and rental income.

Revenue is recognised when the outcome of a transaction can be measured reliably and when it is probable that the economic benefits associated with the transaction will flow to the Group. Sales revenue is recognised when the merchandise is delivered and title has passed. Rental income is recognised on a straight-line basis over the period of the relevant leases. Interest income is recognised on a time-proportion basis on the principal outstanding and at the rate applicable.

g.   Taxation
     --------
Individual companies within the Group provide for profits tax on the basis of their profits for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes.

Deferred taxation is provided under the liability method, at the current tax rate, in respect of significant timing differences between profit as computed for taxation purposes and profit as stated in the financial statements, except when it is considered that no liability will arise in the foreseeable future. Deferred tax assets are not recognised unless the related benefits are expected to crystallise in the foreseeable future.

h.   Advertising and promotion costs
     -------------------------------
The costs of advertising and promotion are expensed as incurred.

i.   Employee retirement benefits
     ----------------------------
Costs of employee retirement benefits are recognised as an expense as incurred.

j.   Borrowing costs
     ---------------
Borrowing costs that are directly attributable to the acquisition, construction or production of fixed assets that takes a substantial period of time to prepare for its intended use or sale are capitalised as part of the cost of that asset at rates based on the actual cost of the specific borrowings. All other borrowing costs are recognised as an expense as incurred.

     -----------------------------
k.   Fixed assets and depreciation
     -----------------------------
Fixed assets are stated at cost less accumulated depreciation. Major expenditures on modifications and betterments of fixed assets which will result in future economic benefits are capitalised, while expenditures on maintenance and repairs of fixed assets are expensed when incurred. Depreciation is provided on a straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The annual rates of depreciation are as follows:

         Land and buildings                        5%
         Machinery and equipment           16% to 20%
         Furniture and office equipment    12% to 20%
         Motor vehicles                           20%

The carrying value of fixed assets is assessed periodically or when factors indicating an impairment are present. Fixed assets carried at cost less accumulated depreciation are reduced to their recoverable amount if this is lower than net book value, with the difference charged to the income statement. In determining the recoverable amount of individual items of fixed assets, expected future cash flows are not discounted to their present value.

Gains and losses on disposal of fixed assets are recognised in the income statement based on the net disposal proceeds less the then carrying amount of the assets.

Fixed assets held under finance leases are recorded and depreciated on the same basis as described above.

l.   Investment properties
     ---------------------
Investment properties are interests in leasehold land and buildings in respect of which construction and development work has been completed and which is held for their long-term investment potential. Investment properties are included in the balance sheet at their open market value on the basis of an annual valuation by an independent qualified valuer. All changes in the value of investment properties are dealt with in the investment properties revaluation reserve unless the total of this reserve is insufficient to cover a deficit on a portfolio basis, in which case the net deficit is charged to the income statement. When an investment property is disposed of, previously recognised revaluation surpluses are reversed and the gain or loss on disposal reported in the income statement is determined based on the net disposal proceeds less the original cost.

No depreciation is provided for investment property unless the unexpired lease term is 20 years or less, in which case depreciation is provided on the then carrying value over the unexpired lease term.

m.   Inventories
     -----------
Inventories are stated at the lower of cost and net realisable value. Cost includes costs of raw materials calculated using the first-in, first-out method of costing and, in the case of finished goods, also direct labour and an appropriate proportion of production overheads. Net realisable value is based on estimated selling prices in the ordinary course of business, less further costs expected to be incurred to completion and disposal. Provision is made for obsolete, slow-moving or defective items where appropriate.

When inventories are sold, the carrying amount of those inventories is recognised as an expense in the period in which the related revenue is recognised. The amount of any write-down of inventories to net realisable value and all losses of inventories are recognised as an expense in the period the write-down or loss occurs. The amount of reversal of any write-down of inventories, arising from an increase in net realisable value, is recognised as a reduction in the amount of inventories recognised as an expense in the period in which the reversal occurs.

     -----------------------------
n.   Provisions and contingencies
     ----------------------------
A provision is recognised when there is a present obligation, legal or constructive, as a result of a past event and it is probable (i.e. more likely than not) that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. Provisions are reviewed regularly and adjusted to reflect the current best estimate. Where the effect of the time value of money is material, the amount of a provision is the present value of the expenditures expected to be required to settle the obligation.

Contingent liabilities are not recognised in the financial statements. They are disclosed unless the possibility of an outflow of resources embodying economic benefits is remote. A contingent asset is not recognised in the financial statements but disclosed when an inflow of economic benefits is probable.

o.   Leases
     ------
Finance leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under finance leases are initially recorded at the present value of the minimum payments at the inception of the leases, with equivalent liabilities categorised as appropriate under current or non-current liabilities. Interest expense, which represents the difference between the minimum payments at the inception of the leases and the corresponding fair value of the assets acquired, is allocated to accounting periods over the period of the relevant leases to produce a constant rate of charge on the outstanding balances.

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to the income statement on a straight-line basis over the period of the relevant leases.

p.   Currency translation
     --------------------
Companies within the Group maintain their books and records in Hong Kong dollars. Transactions in other currencies during the year are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. Exchange gains or losses are dealt with in the income statement.

q.   Use of estimates
     ----------------
The preparation of financial statements in conformity with generally accepted accounting principles in Hong Kong requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS
     --------------------------
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Significant transactions and balances with related parties are summarised below:

a. During the year ended 31st March, 2001, the Group paid rental of approximately $324,000 in respect of residential premises owned by Mr. Lam Sai Wing, a director of the Company. The premises are used as the residence of Mr. Lam Sai Wing and his family.

     --------------------------
b. The amount due from an associate of $50,000,000 (see Note 14) is secured by certain of equity interest in the associate not owned by the Group, bears interest at the Hong Kong prime lending rate plus 2.5%, and is repayable after September 2003. During the year, interest earned from this advance amounted to approximately $1,901,000.

c.   Details of the amounts due from holding companies (consolidated) are:


                                                      Balance as at      Maximum balance
                                                       31st March,     outstanding during
                                                          2001              the year
                                                      -------------    ------------------
                                                         $'000               $'000
Quality Prince Limited, the immediate holding company           6                6

S.W. Lam, Inc., the intermediate holding company              275              275
                                                      -----------      ================

                                                              281
                                                      ===========

These amounts are unsecured, non-interest bearing and without pre-determined repayment terms.

d.   Details of the amount due to a director (consolidated) are:


                                                         Maximum balance due
                               Balance as at 31st       from a director during
                                  March, 2001                  the year
                             ----------------------     ------------------------
                                   $'000                         $'000
Mr. Lam Sai Wing                    488                             -
                             ======================     ========================

The balances with the director are unsecured, non-interest bearing and without pre-determined repayment terms.

e. The Group's banking facilities are secured by, among others, mortgages over certain properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company, and personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane (see Note 30).

4.   TURNOVER AND REVENUE
     --------------------
Analysis of turnover and revenue in the consolidated income statement is as follows:


                                                               2 0 0 1
                                                             -----------
                                                               $'000

Sales of merchandise                                          1,327,657

Rental income                                                        96
                                                            -----------

Turnover                                                      1,327,753

Interest income                                                   8,723
                                                            -----------

Total revenue                                                 1,336,476
                                                            ===========

The Group's turnover by major product category and geographical location, together with their respective contributions to profit from operations, are analysed as follows:

     --------------------
a.   By major product category -

                                                     2 0 0 1
                                       -------------------------------------
                                                      Contribution to profit
                                         Turnover       from operations
                                       -------------  ----------------------
                                          $'000              $'000

Sales of merchandise
-Gold products                            1,011,996             45,862
-Other precious metal products              129,348             23,271
-Jewellery products                         183,604             27,577
-Others                                       2,709                368

Rental income                                    96                 84
                                       ------------      -------------

                                          1,327,753             97,162
                                       ============      =============

b.   By geographical location* -


                                                           2 0 0 1
                                                         -----------
                                                            $'000

Mainland China and Hong Kong                                767,585

South-East Asia                                             238,083

The United States of America                                140,903

Europe                                                      118,006

Others                                                       63,176
                                                        -----------

                                                          1,327,753
                                                        ===========

* Turnover by geographical location is determined on the basis of the destination of delivery of merchandise.

No analysis of profit from operations by geographical location is presented as it is generally in line with the distribution of turnover as set out above.

5.   PROFIT BEFORE TAXATION
     ----------------------
Profit before taxation in the consolidated income statement is determined after charging or crediting the following items:



                                                                     2 0 0 1
                                                                    ----------
                                                                     $'000
After charging -


Interest on
   -  bank overdrafts and borrowings wholly repayable
      within five years                                              27,272
                                                                        647
   -  bank borrowings wholly repayable after five years               2,186
   -  finance leases
                                                                     47,321
Employment costs (including directors' emoluments)
                                                                      7,772
Advertising and promotion costs

Website development expense                                           3,969


 Operating lease rentals in respect of                                4,485
    -  office and factory premises                                       82
    -  machinery and equipment

 Depreciation of fixed assets                                        63,662
    -  owned assets                                                  11,774
    -  assets held under finance leases
                                                                        377
 Net loss on disposal of fixed assets
                                                                        250
 Deficit on revaluation of an investment property
                                                                      2,500
 Provision for bad and doubtful debts
                                                                      1,200
 Provision for slow-moving and obsolete inventories
                                                                          -
 Derivative trading loss *
                                                                         75
 Net exchange loss
                                                                        780
 Auditors' remuneration                                          ===========


 After crediting -
                                                                        450
 Derivative trading gain *

 Interest from                                                        6,822
    -  bank deposits                                                  1,901
    -  amount due from an associate (see Notes 3 and 14)
                                                                         82
 Rental income, less outgoings
                                                                          -
 Net exchange gain                                               ===========

* During the year, the Company entered into forward contracts for trading of gold and recognised a gain of approximately $450,000. There was no outstanding forward contract as at 31st March, 2001.

6.   DIRECTORS' AND SENIOR EXECUTIVES' EMOLUMENTS
     --------------------------------------------
a.     Details of emoluments paid/payable to directors of the Company are:


                                                                  2 0 0 1
                                                                -----------
                                                                   $'000

Fees for executive directors                                           -

Fees for non-executive directors                                     120

Other emoluments for executive directors
   -  Basic salaries and allowances                                2,460
   -  Bonus *                                                      2,500
                                                                -----------

                                                                   5,080
                                                                ===========

*    The Company's executive directors are entitled to a discretionary bonus not
     exceeding  5%  of  the  Group's   consolidated   profit   attributable   to
     shareholders.

No directors waived any emoluments during the year. No incentive payment for joining the Group or compensation for loss of office was paid or payable to any directors during the year.

Analysis of directors' emoluments by number of directors and emolument range is as follows:


                                                          2 0 0 1
                                                       -------------


Executive directors                                            1
    -  Nil to $1,000,000                                       1
    -  $4,500,001 to $5,000,000                                -
    -  $5,500,001 to $6,000,000

 Non-executive directors                                       5
    -  Nil to $1,000,000                               ----------
                                                               7
                                                       ==========

b. Details of emoluments of the five highest paid individuals (including directors and other employees) are:


                                                           2 0 0 1
                                                         -----------
                                                            $'000

Basic salaries and allowances                                 4,364

Bonus                                                         2,500
                                                         -----------
                                                              6,864
                                                         ===========

Two of the highest paid individuals were directors of the Group, whose emoluments have been included in Note 6.a above.

During the year, no emolument of the five highest paid individuals (including directors and other employees) was incurred as inducement to join or upon joining the Group or as compensation for loss of office.

     --------------------------------------------
b.   (Cont'd)

     Analysis of emoluments of the five highest paid individuals (including directors and other employees) by number of individuals and emolument range is as follows:


                                                      2 0 0 1
                                                     ---------

-     Nil to $1,000,000                                  4
-     $4,500,001 to $5,000,000                           1
-     $5,500,001 to $6,000,000                           -
                                                     ---------
                                                         5
                                                     =========

7.   TAXATION

Taxation in the consolidated income statement consisted of:


                                                        2 0 0 1
                                                      -----------
                                                         $'000

Hong Kong profits tax                                      2,519
    -  Current year                                            -
    -  Write-back of over-provision in prior years     ---------

                                                           2,519

                                                           6,637
 Deferred taxation - Hong Kong profits tax             ---------
                                                           9,156
                                                       =========

     The Company is exempted from taxation in Bermuda until 2016. Hong Kong profits tax has been provided at the rate of 16% on the estimated assessable profit arising in or derived from Hong Kong.

8.   PROFIT ATTRIBUTABLE TO SHAREHOLDERS
     -----------------------------------
     The consolidated profit attributable to shareholders included a loss of approximately $200,701,000 dealt with in the financial statements of the Company.

9.   RETAINED PROFIT
     ---------------
Retained profit consisted of:


                                                       2 0 0 1
                                                     -----------
                                                        $'000

Company and subsidiaries                               131,241

Associates                                              (6,167)
                                                     ----------

                                                       125,074
                                                     ==========

10.  EARNINGS PER SHARE
     ------------------
The calculation of basic earnings per share for the year ended 31st March, 2001 is based on the consolidated profit attributable to shareholders of approximately $52,164,000 and on the weighted average number of approximately 4,468,231,000 shares in issue during the year.

The calculation of diluted earnings per share for the year ended 31st March, 2001 is based on the consolidated profit attributable to shareholders of approximately $52,164,000 and on the weighted average number of approximately 4,502,197,000 shares in issue, after adjusting for the effects of all dilutive potential shares. The effect of the dilutive potential shares resulting from the exercise of the outstanding employee share options on the weighted average number of shares in issue during the year was approximately 33,966,000 shares, which were deemed to have been issued at no consideration as if all outstanding employee share options had been exercised on the date when the employee share options were granted.

11.  FIXED ASSETS
     ------------
a.   Movements of fixed assets (consolidated) were:


                                                           2 0 0 1
                            ----------------------------------------------------------------------------
                                                              Furniture
                            Land and        Machinery and     and Office        Moter
                            buildings        equipment        Equipment        Vehicles         Total
                            ------------   ---------------  --------------   ------------    -----------
                               $'000           $'000            $'000           $'000           $'000

Cost

Beginning of year                      -        297,607            64,682            920        363,209
Additions                         16,700         89,474            96,319            134        202,627
Disposals                              -              -              (390)             -           (390)
                            ------------   ------------    --------------    -----------    -----------

End of year                       16,700        387,081           160,611          1,054        565,446
                            ------------   ------------    --------------    -----------    -----------

Accumulated depreciation

Beginning of year                      -        116,887            20,238            920        138,045
Provision  for the year              105         60,770            14,553              8         75,436
Disposals                              -              -               (13)             -            (13)
                            ------------   ------------    --------------    -----------    -----------

End of year                          105        177,657            34,778            928        213,468
                            ------------   ------------    --------------    -----------    -----------

Net book value

End of year                       16,595        209,424           125,833            126        351,978
                            ============   ============    ==============    ===========    ===========

Beginning of year                      -        180,720            44,444              -        225,164
                            ============   ============    ==============    ===========    ===========


b.   Land and buildings:

Land and buildings are located in Hong Kong and are held under medium-term leases. All land and buildings with a net book value of approximately $15,608,000 were mortgaged as security for the Group's banking facilities (see
Note 30).

c.   Finance leases:

Certain machinery and equipment were purchased under finance leases. Details of these assets are as follows:

                                                         2 0 0 1
                                                      -------------
                                                           $000

Cost                                                       58,868
Less: Accumulated depreciation                            (20,382)
                                                     -------------

Net book value                                              38,486
                                                     =============

Depreciation for the year                                   11,774
                                                     =============

12.  INVESTMENT PROPERTY

Movements of investment property (consolidated) were:

                                                         2 0 0 1
                                                       ----------
                                                          $'000

Beginning of year                                         1,850
Deficit on revaluation                                     (250)
                                                       ---------

End of year                                               1,600
                                                       =========

The investment property is located in Hong Kong and is held under a long-term lease. It is stated at the open market value at 31st March, 2001 as determined by DTZ Debenham Tie Leung Limited, an independent qualified valuer.

Details of the investment property as at 31st March, 2001 are as follows:

         Location                         Group's interest        Existing use
---------------------------------------   -----------------       --------------
 Flat B4 on 14th Floor, Peace Building,
 3 Peace Avenue, Ho Man Tin,
 Kowloon, Hong Kong                            100%                  Residential

In the Company's balance sheet, investment in subsidiaries consisted of:

                                                              2 0 0 1
                                                             ----------
                                                                  $'000

Unlisted shares, at cost                                        158,743

Due from subsidiaries                                           381,285
                                                             ----------

                                                                540,028

Less: Provision for impairment in value and doubtful
      receivables from subsidiaries                            (200,701)
                                                             -----------

                                                                 339,327
                                                             ===========

The amounts due from subsidiaries are unsecured and non-interest bearing.

The underlying value of investment in subsidiaries is, in the opinion of the Company's Directors, not less than the carrying value as at 31st March, 2001.

Details of the subsidiaries as at 31st March, 2001 were as follows:


                             Place of                             Percentage of
                             incorporation/   Issuedmand fully    equity interes
  Name                       operations       paid share capital  held (ii)
------------------------    ---------------   ------------------  ----------------   --------------------

Hang Fung Gold               British Virgin       US$1                 100%            Investment holding
(International) Company      Islands/Hong
Limited                          Kong

Hang Fung Jewellery          Hong Kong            Class A (non-          -             Manufacturing and
Company Limited                                   voting) ordinary                     selling of gold a
                                                  - $4 (i)             100%            jewellery product
                                                  Class B (voting)
                                                  ordinary - $2

Hang Fung Jewellery          Mainland China       $25,000,000          100%            Manufacturing of
(Shenzhen) Co., Ltd. (iii)                        registered capital                   gold and jeweller
                                                                                       products

Jubonet.com Limited          Hong Kong            $2                   100%            Operation of an e
(formerly known as                                                                     commerce
Pender Limited)                                                                        platform for gold
                                                                                       and jewelley
                                                                                       products

Kai Hang Jewellery           Hong Kong            Class A (non           -             Property holding
Company Limited                                   voting) ordinary
                                                  - $10,002 (i)
                                                  Class B (voting)     100%
                                                  ordinary - $2

Macadam Profits Limited      British Virgin                            100%            Investment holding
                             Islands/Hong
                             Kong

Soycue Limited               British Virgin                            100%            Investment holding
                             Islands/Hong
                             Kong


Notes -

(i) The Class A (non-voting) ordinary shares have no voting rights, are not entitled to dividends unless dividends paid to holders of Class B (voting) ordinary shares exceed $900,000,000,000 in a financial year, and are not entitled to distribution of the companies' assets unless each Class B (voting) ordinary shareholder has been returned its paid-up capital together with a premium of $900,000,000,000.

(ii) The shares of Macadam Profits Limited are held directly by the Company. The shares of other subsidiaries are held indirectly.

(iii)Hang  Fung  Jewellery   (Shenzhen)   Co.,  Ltd.  is  wholly  foreign  owned
     enterprises established in Mainland China to be operated for 30 years up to 2028.

None of the subsidiaries had any loan capital in issue at any time during the year ended 31st March, 2001.

14.  INVESTMENT IN ASSOCIATES

Investment in associates (consolidated) consisted of:


                                                                      2 0 0 1
                                                                  --------------
                                                                      $'000

Unlisted shares, at cost                                             186,048

Goodwill on acquisition, eliminated against retained profit         (188,142)

Share of losses of associates                                         (6,167)
                                                                  ------------

                                                                      (8,261)

Advances to an associate                                              50,000

Accrued interest                                                       1,901

Provision against receivables from an associate                       (8,293)
                                                                  -----------

                                                                      35,347
                                                                  ===========

During the year ended 31st March, 2001, the Company issued 1,632,000,000 shares with a fair value of $186,048,000 as consideration for the acquisition of a 49.9% equity interest in New Epoch Information (BVI) Company Limited. Goodwill resulting from this acquisition of approximately $188,142,000 has been eliminated against retained profit.

The amount due from an associate (New Epoch Information (BVI) Company Limited) of $50,000,000 is secured by certain of equity interest in the associate not owned by the Group, bears interest at the Hong Kong prime lending rate plus 2.5%, and is repayable after September 2003.

The underlying value of investment in associates is, in the opinion of the Company's Directors, not less than the carrying value as at 31st March, 2001.

Details of the principal associates as at 31st March, 2001 were as follows:


                                 Place of
                                 incorporation/    Issued and fully paid   percentage of equity
  Name                           operations        share capital           interest held (i)     Principal activities
------------------------------  ---------------    ---------------------   ------------------   ----------------------

Asia Trader Associates Limited
("ATAL")                        British Virgin          US$450,000             16.5% (ii)       Trading and developing
                                Islands/Hong Kong                                               and operating of e-
                                                                                                commerce trading facilities
                                                                                                between Mainland Chin and
                                                                                                the rest of the world

China International Electronic  Hong Kong              $20,000,000             24.5%            Trading and developing
Commerce (HK) Limited                                                                           and operating of e-
                                                                                                commerce trading facilities
                                                                                                between Mainland Chin and
                                                                                                the rest of the world

New Epoch Information (BVI)    British Virgin             US$1,000             49.9%            Investment holding
Company Limited                Islands/Hong Kong

New Epoch Information Company  Hong Kong                $5,000,000             49.9%            Trading and investment
Limited                                                                                         holding

     ------------------------
Notes -

(i)  The shares of the above associates are held indirectly by the Company.

(ii) Asia Trader Associates Limited is an associate as the Group's interest in it is held through an associate which in turn holds more than 20% of the issued voting share capital of ATAL.

The above summary lists only the principal associates of the Company which, in the opinion of the Company's Directors, principally affected the results or formed a substantial portion of the net assets of the Group. To give details of other associates would, in the opinion of the Company's Directors, result in particulars of excessive length.

15.  INVENTORIES
     -----------
Inventories (consolidated) consisted of:


                                                                2 0 0 1
                                                             --------------
                                                               $'000

 Raw materials                                                     160,912

 Finished goods                                                    156,631
                                                             --------------

                                                                   317,543

 Less: Provision for slow-moving and obsolete inventories           (3,200)
                                                             --------------

                                                                   314,343
                                                             ==============

As at 31st March, 2001, no inventories were stated at net realisable value.

Inventories of approximately $317,543,000 were held under trust receipts bank loan arrangements (see Note 30).

16.  ACCOUNTS RECEIVABLE
     -------------------
The Group grants to its customers credit periods ranging from 30 days to 120 days. The ageing analysis of accounts receivable (consolidated) is as follows:


                                                            2 0 0 1
                                                          ------------
                                                             $'000

0 to 90 days                                                  215,249
91 to 180 days                                                  7,295
181 to 270 days                                                 2,303
                                                         ------------

                                                              224,847

Less: Provision for bad and doubtful debts                    (10,000)
                                                          ------------

                                                              214,847
                                                          ============

17.  PLEDGED BANK DEPOSITS
     ---------------------
As at 31st March, 2001, the Group's bank deposits of approximately $77,210,000 were pledged as collateral for the Group's banking facilities (see Note 30).

18.  SHORT-TERM BANK BORROWINGS
     --------------------------
Short-term bank borrowings (consolidated) consisted of:


                                                                 2 0 0 1
                                                              ------------
                                                                 $'000

Bank overdrafts                                                         84

Trust receipts bank loans                                          321,466

Short-term bank loans                                               26,547
                                                              ------------

                                                                   348,097

Long-term bank loans, current portion (Note 19)                      7,395
                                                              ------------

                                                                   355,492
                                                              ============

Short-term bank borrowings are secured and bear interest at rates ranging from 0.75% below the Hong Kong prime lending rate to 2.5% above that. Refer to Note 30 for details of the Group banking facilities.

19.  LONG-TERM BANK LOANS
     --------------------
Long-term bank loans (consolidated) consisted of:


                                                                       2 0 0 1
                                                                 -------------
                                                                        $'000
Amounts repayable within a period
   -  not exceeding one year                                             7,703
   -  more than one year but not exceeding two years                    18,714
   -  more than two years but not exceeding five years                   9,163
   -  more than five years                                       -------------

                                                                        42,975

Less: Amounts repayable within one year included under current
liabilities (Note 18)                                                   (7,395)
                                                                 -------------
                                                                        35,580
                                                                 =============

Long-term bank loans are secured and bear interest at rates ranging from 1.75% below the Hong Kong prime lending rate to 3.5% above that. Refer to Note 30 for details of the Group's banking facilities.

20.  FINANCE LEASE OBLIGATIONS
     -------------------------
Finance lease obligations, net of future finance charges (consolidated), consisted of:


                                                             2 0 0 1
                                                            ---------
                                                              $'000


Amounts repayable within a period                            12,973
    -  not exceeding one year                                10,548
    -  more than one year but not exceeding two years         7,538
    -  more than two years but not exceeding five years    --------
                                                             31,059


 Less: Amounts repayable within one year included under
current liabilities                                         (12,973)
                                                           ---------
                                                             18,086
                                                           =========

21.  ACCOUNTS PAYABLE
     -----------------
The ageing analysis of accounts payable (consolidated) is as follows:

                                                                 2 0 0 1
                                                               -----------
                                                                  $'000

0 to 90 days                                                      28,636
91 to 180 days                                                     1,716
181 to 270 days                                                      581
                                                               ---------

                                                                  30,933
                                                               =========
22.  TAXATION PAYABLE
     ----------------
Taxation payable (consolidated) consisted of:


                                                                  2 0 0 1
                                                                 ---------
                                                                   $'000

Hong Kong profits tax                                                  -

General provision for Mainland China business tax and
enterprise income tax *                                           36,642
                                                                 ----------
                                                                  36,642
                                                                 ==========

* Prior to 1st April, 1999, the Group received contract processing fees based on the utilisation of equipment and technology provided by the Group to its Mainland China contracting partners. Provision for Mainland China taxes in relation to these fees has been made for periods prior to 1st April, 1999.

23.  DEFERRED TAXATION
     -----------------
Movements of deferred taxation (consolidated) were:
                                                                2001
                                                            -----------
                                                               $'000

Beginning of year                                             13,394
Provision for net timing differences                           6,637
                                                            -----------

                                                              20,031
                                                            ===========

Deferred taxation represented the taxation effect of accelerated depreciation of fixed assets for taxation purposes. There were no significant unprovided deferred tax liabilities as at 31st March, 2001.

24.  SHARE CAPITAL
     -------------
Movements were:

                                                                     2 0 0 1
                                                          -----------------------------
                                                           Number of
                                                            shares       Nominal value
                                                          -----------    --------------
                                                             '000            $'000

Authorised - ordinary shares of $0.01 each                20,000,000          200,000
                                                          ===========        =========
Issued and fully paid - ordinary shares of $0.01 each (from
     22nd February, 2000 - see Note (iii))
     Beginning of year                                      3,150,000          31,500
     Issuance of shares for acquisition of associates (i)   1,632,000          16,320
     Issuance of shares through a placement (ii)              550,000           5,500
     Effect of ten-for-one share split (iii)                       -                -
                                                           ----------        ---------

     End of year                                            5,332,000           53,320
                                                           ==========        =========

Notes -

(i) During the year ended 31st March, 2001, the Company issued 1,632,000,000 shares of $0.01 each, with a fair value of $186,048,000 (i.e. $0.114 per share), as consideration for the acquisition of a 49.9% equity interest in New Epoch Information (BVI) Company Limited.

(ii) In August 2000, the Company issued 550,000,000 shares of $0.01 each through a private placement for cash consideration of $62,700,000 (i.e. $0.114 per share).

(iii)On 22nd February, 2000, the Company effected a ten-for-one share split and changed the par value of its shares from $0.1 per share to $0.01 per share. As a result, the then outstanding 315,000,000 shares with a par value of $0.10 each became 3,150,000,000 shares with a par value of $0.01 each.

25.  SHARE OPTIONS
     -------------
The Company has a share option scheme, under which it may grant options to employees of the Group (including executive directors of the Company) to subscribe for shares in the Company, subject to a maximum of 10% of the nominal value of the issued share capital of the Company from time to time, excluding for this purpose shares issued on the exercise of options. The subscription price will be determined by the Company's board of directors, and will not be less than the higher of the nominal value of the shares and 80% of the average of the closing price of the shares quoted on The Stock Exchange of Hong Kong Limited on the five trading days immediately preceding the date of offer of the options.

During the year ended 31st March, 2001, the Company granted options to subscribe for 315,000,000 shares in the Company at a subscription price (subject to adjustment) of $0.109 per share to be exercised during the period from 9th June, 2001 to 26th February, 2009. No options were exercised during the year ended 31st March, 2001.

26.  RESERVES
     ---------
Movements of reserves were:
                                                                   2 0 0 1
                                                               -----------------
                                                                Share premium
                                                               -----------------
                                                                    $'000

Consolidated

Beginning of year                                                    104,613
Premium on issuance of shares                                        226,928
Share issuance expenses                                               (3,321)
                                                               -------------

End of year                                                          328,220
                                                               =============


                                                 2 0 0 1
                             --------------------------------------------------
                                                  Contributed
                              Share premium         surplus           Total
                             -----------------   --------------  --------------
                                  $'000              $'000            $'000

Company

Beginning of year                  104,613             158,601         263,214
Premium on issuance of shares      226,928                   -         226,928
Share issuance expenses             (3,321)                  -          (3,321)
                             -------------      --------------   -------------

End of year                        328,220             158,601         486,821
                             =============      ==============   =============

Under the Companies Act 1981 of Bermuda (as amended), contributed surplus is distributable to shareholders, subject to the condition that the Company cannot declare or pay a dividend, or make a distribution out of contributed surplus if
(i) it is, or would after the payment be, unable to pay its liabilities as they become due, or (ii) the realisable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium account.

27.  NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT
     ---------------------------------------------
a. Reconciliation of profit before taxation to net cash inflow from operating activities:


                                                                       2 0 0 1
                                                                      ---------
                                                                        $'000

Profit before taxation                                                 61,320
Interest income                                                        (8,723)
Interest expense                                                       30,105
Share of losses of associates                                           6,167
Provision against receivables from an associate                         8,293
Depreciation of fixed assets                                           75,436
Net loss on disposal of fixed assets                                      377
Deficit on revaluation of an investment property                          250
Increase in inventories                                              (107,094)
Increase in accounts receivable                                       (63,330)
(Increase) Decrease in prepayments and deposits                        (4,776)
Increase in accounts payable                                            3,866
Increase in accruals and other payables                                 8,636
                                                                    ----------
Net cash inflow from operating activities                              10,527
                                                                    ==========

b.   Analysis of changes in financing:


                                       Share
                                    capital and                                  Finance
                                       share       Short-term     Long-term       lease
                                      premium      bank loans     bank loans    obligations    Total
                                   -------------  -------------  ------------   ------------ ---------
                                       $'000          $'000         $'000          $'000       $'000

As at 31st March, 2000                136,113         12,000         8,395         19,740      176,248

Issuance of shares
- for cash                             62,700              -             -              -       62,700
- as consideration to acquire an
  associate                           186,048              -             -              -      186,048
Share issuance expenses               (3,321)              -             -              -       (3,321)
New finance lease obligations               -              -             -         27,151       27,151
Repayment of capital element of
   finance lease obligations                -              -             -        (15,832)     (15,832)
New bank loans                              -         26,547        37,480              -       64,027
Repayment of bank loans                     -        (12,000)       (2,900)             -      (14,900)
                                  -----------  -------------  ------------   ------------   ----------

As at 31st March, 2001                381,540         26,547        42,975         31,059      482,121
                                  ===========  =============  ============   ============   ==========

c.   Major non-cash transactions:

     (i) During the year, the Group acquired fixed assets of approximately $27,151,000 under finance leases.

     (ii) During the year, the Company issued 1,632,000,000 shares with a fair value of $186,048,000 as consideration for the acquisition of a 49.9% equity interest in New Epoch Information (BVI) Company Limited.

     ---------------------------------------------
d.   Analysis of cash and cash equivalents:


                                                              2 0 0 1
                                                            ------------
                                                               $'000

Cash and bank deposits                                         110,424
 Bank overdrafts                                                   (84)
 Trust receipts bank loans                                    (321,466)
                                                            -----------
                                                              (211,126)
                                                            ===========

28.  COMMITMENTS AND CONTINGENT LIABILITIES
     --------------------------------------
The Group and the Company had the following significant commitments and contingent liabilities which were not provided for in the financial statements:

a.    Capital commitments

 Capital commitments, which were all authorised and contracted for, are analysed as follows:


                                                      2 0 0 1
                                    --------------------------------------------
                                       Consolidated                Company
                                    -------------------      -------------------
                                          $'000                     $'000

Acquisition of fixed assets                 9,587                        -
                                    ===================      ===================

     --------------------------------------
b.   Operating lease commitments

The Group had operating lease commitments in respect of rented premises and machinery under various non- cancellable operating lease agreements extending to September 2006. The total commitments are analysed as follows:


                                                            2 0 0 1
                                          --------------------------------------
                                           Consolidated               Company
                                          --------------           -------------
                                             $'000                     $'000


Amounts payable                               1,784                      -
 -   within one year                          1,704                      -
 -   between one year and two years           2,081                      -
 -   between two years and five years           221                      -
 -   over five years                       -----------             ------------

                                              5,790                      -
                                           ===========             ============

The commitments payable within one year are analysed as follows:


                                                       2 0 0 1
                                          --------------------------------------
                                           Consolidated              Company
                                          ---------------        ---------------
                                             $'000                     $'000


Leases expiring                                     -                     -
-   within one year                             1,362                     -
-   within two to five years                      422                     -
-   over five years                       ------------             -----------

                                                1,784                     -
                                          ============             ===========

                                                       2 0 0 1
                                          --------------------------------------
                                            Consolidated             Company
                                            ------------             ---------
                                               $'000                  $'000

 Leases expiring                                  -                        -
   -   within one year                        1,362                        -
   -   within two to five years                 422                        -
   -   over five years                     ----------              ----------

                                              1,784                        -
                                           ==========              ==========

c.   Contingent liabilities


                                                       2 0 0 1
                                         ---------------------------------------
                                          Consolidated               Company
                                         --------------      -------------------
                                              $'000                   $'000

Bills discounted with recourse                 5,166                      -

Guarantees provided by the Company
in respect of banking                              -                344,980
    facilities of its subsidiaries
                                         ------------         --------------

                                               5,166                344,980
                                         ============         ==============

29.  PENSION SCHEME

The Group's employees in Mainland China are all employed on a contract basis and consequently the Group has no obligation for pension liabilities.

During the period from 1st April, 2000 to 30th November, 2000, the Group arranged for its Hong Kong employees to participate in defined contribution provident funds ("the Original Scheme"), which were managed by independent trustees. Each of the Group and its employees in Hong Kong made monthly contributions to the Original Scheme at 5% of the employees' basic salaries. The employees were entitled to receive their entire contribution and the accrued interest thereon, and 100% of the Group's employer contribution and the accrued interest thereon upon retirement or leaving the Group after completing ten years of service or at a reduced scale of 30% to 90% after completing three to nine years of service. Any forfeited contributions made by the Group and related accrued interest were used to reduce the Group's employer contribution. The Original Scheme was terminated in December 2000.

From 1st December, 2000, the Group has arranged for its Hong Kong employees to join the Mandatory Provident Fund Scheme ("the MPF Scheme"). The MPF Scheme is a defined contribution scheme managed by an independent trustee. Under the MPF Scheme, each of the Group and its employees make monthly contributions to the scheme at 5% of the employees earnings as defined under the Mandatory Provident Fund legislation. Both the employer's and the employees' contributions are subject to a cap of $1,000 per month and thereafter contributions are voluntary.

For the year ended 31st March, 2001, the aggregate amount of the Group's employer contributions to the Original Scheme and the MPF Scheme was approximately $624,000 and there was no forfeited contribution utilised to reduce the Group's employer contributions to the Original Scheme.

30.  BANKING FACILITIES AND PLEDGE OF ASSETS

As at 31st March, 2001, the Group had aggregate banking facilities of approximately $432,186,000 from several banks for overdrafts, loans and trade financing. Unused facilities as at the same date amounted to approximately $38,117,000. These facilities were secured by:

a. mortgage over the Group's land and buildings with a net a. book value of approximately $15,608,000 (see Note 11);

b.   pledges of the Group's bank deposits of $77,210,000 (see Note 17);

c. the Group's inventories held under trust receipts bank loan arrangements (see Note 15);

d. mortgages over certain properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company (see Note 3);

e. personal guarantees provided by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane (see Note 3);

f. assignment of the benefits in respect of the keyman insurance for Mr. Lam Sai Wing amounting to $20,000,000; and

g.   guarantees provided by the Company.

In addition, the Group is required to comply with certain financial covenants imposed by a bank.

31. SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES OF AMERICA GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     ---------------------------------------------------------------------
The accounting policies adopted by the Company conform to accounting principles generally accepted in Hong Kong ("HK GAAP") which differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). The principal differences having a significant effect on its financial statements are set out below:

a.   Accounting on Goodwill
     ----------------------
     Under HK GAAP, goodwill arising on the acquisitions of affiliates has been charged directly to retained profit on consolidation.

     Under US GAAP, the purchase consideration has been allocated to the identifiable net assets acquired based on their fair values, with any residual accounted for as goodwill and amortised over its estimated useful life and less any impairment in value.

b.   Investment properties
     ---------------------
     Under HK GAAP, investment properties are stated on the basis of appraised values and depreciation is not provided. Under US GAAP, investment properties are stated at historical cost less accumulated depreciation.

c.   Share option scheme
     -------------------
     HFGTL follows the current practice in Hong Kong that no accounting entry is made on grant of share options to employees. Under US GAAP, compensation expense for share options is recognised at the date of grant (in accordance with Accounting Principles Board of Opinion ("APB") No. 25 or Statement of Financial Accounting Standards ("SFAS") No. 123) and amortised over the vesting period. The Company adopted APB No. 25 under which the amount of compensation expense is determined based upon the excess, if any, of the quoted market price of the shares over the exercise price of the options at the date of the grant and is amortised over the vesting period of the opinion concerned.

d.   Cash flows
     ----------
     There is no material difference in the cash flow statements of the Group between HK GAAP and US GAAP for the year ended March 31, 2001 except the following:

          i. Effect of cash flows from interest received, interest paid, profits tax paid, and dividends paid are separately presented in the cash flow statement under HK GAAP;

          ii. Cash and cash equivalents are short-term, highl liquid investments with original maturities of less than three months and are readily convertible to known amounts of cash. They include bank loans and overdrafts repayable within three months that are reflected as a component of cash and cash equivalents under HK GAAP.

e.   Reclassifications
     -----------------
     The reconciliation of net income (loss) and shareholders' equity from HK GAAP to US GAAP as presented below include those items which have a net effect on net income (loss) or shareholders' equity. There are no other major GAAP differences not included in the reconciliation which would affect the classification of assets and liabilities or income and expense.

31. SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES OF AMERCIA GENERALLY ACCPEPTED ACCOUNTING PRINCIPLES (Cont'd)
     -----------------------------------------
A reconciliation of the financial results of the Group from HK GAAP to US GAAP in relation to net income (loss) for the year ended March 31, 2001 and shareholders' equity as of March 31, 20001 is:

                                                            Net income (loss) for the year ended   Shareholders' equity as of
                                                                       March 31, 2001                     March 31, 2001
                                                            -------------------------------------  ---------------------------
                                                              HK$'000             US$'000             HK$'000         US$'000

Balance under HK GAAP                                          52,164              6,688              506,614         64,951
 Adjustments:

   -   Provision for impairment in value of goodwill
       arising from acquisition of New Epoch
       Information (BVI) Company Limited under U
       GAAP; while goodwill is eliminated directS
       against retained profit under HK GAAP                 (188,142)           (24,121)                   -              -
   -   Reversal of revaluation deficit on investment
       properties                                                 250                 32                  373             48
   -   additional depreciation on investment properties                                                   (99)           (13)
   -   Stock compensation expense                             (20,307)            (2,603)             (20,307)        (2,603)
   -   Increase in additional paid-in capital                       -                  -               25,200          3,230
   -   Increase in deferred compensation expense                    -                  -               (4,893)          (627)
                                                           --------------   --------------         -------------  ------------

 Balance under US GAAP                                       (156,134)           (20,017)             506,888         64,986
                                                           ==============   ==============         =============  ============

 Basic loss per ordinary share under US GAAP               HK(3.49) cents   US(0.45) cents
                                                           ==============   ==============

 Diluted loss per ordinary share under US GAAP             HK(3.49) cents*  US(0.45) cents*
                                                           ==============   ==============

* Diluted loss per ordinary share under US GAAP is antidilutive as a result of the net operating loss; therefore, the basic loss per ordinary share and diluted loss per ordinary share are the same.

A reconciliation of the summarised cash flow statement of the Group from HK GAAP to US GAAP for the year ended March 31, 2001 is:

                                                                                             Returns on investment
                      Operating activities  Investing activitities  Financing activities  and servicing of finance     Taxation
                      --------------------- ----------------------- --------------------  ------------------------ -----------------
                        HK$'000    US$'000    HK$'000     US$'000     HK$'000   US$'000     HK$'000      US$'000    HK$'000  US$'000

Balance under HK GAAP   10,527      1,350    (225,757)   (28,943)     91,809     11,770    (23,283)      (2,985)   (6,203)    (796)
                       ========   ========    ========   ========    ========   ========   ========      ========  ======== ========

Balance under US GAAP  (20,105)    (2,578)   (225,476)   (28,907)   (204,326)    26,196          -            -         -        -
                       ========   ========    ========   ========    ========   ========   ========      ========  ======== ========


32.  NEW US GAAP ACCOUNTING STANDARDS
     --------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognised currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the item in the income statement or other comprehensive income (depending on the type of hedge). To adopt hedge accounting, a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", addresses a limited number of implementation difficulties involved in applying SFAS No. 133.

     --------------------------------
The adoption of SFAS No. 133 on April 1, 2001 will not have a significant effect on the Group's financial statements reconciled to US GAAP.

33.  NEW HK GAAP ACCOUNTING STANDARDS
     --------------------------------
In February 2000, the Hong Kong Society of Accountants ("HKSA") issued Statement of Standard Accounting Practice ("SSAP") No. 26 relating to segment reporting. SSAP No. 26 is effective from January 1, 2001 and requires certain disclosures regarding an enterprise's primary and secondary reportable segments. The adoption of SSAP No. 26 will not have a significant effect on the Group's financial results.

In January 2001, the HKSA issued SSAP No. 28, "Provisions, Contingent Liabilities, and Contingent Assets". SSAP No. 28 clarifies the measurement and disclosures for provisions, contingent liabilities and contingent assets. SSAP No. 28 is effective from January 1, 2001. The adoption of SSAP No. 28 will not have a significant effect on the Group's financial results.

In January 2001, the HKSA issued SSAP No. 29, "Intangible Assets". SSAP No. 29 establishes the recognition criteria for intangible assets not accounted for under other pronouncements. SSAP No. 29 requires acquired intangible assets to be recognised and amortised in financial statements to the extent they are identifiable, controllable, and provide future economic benefits. SSAP No. 29 is effective from January 1, 2001. The adoption of SSAP No. 29 will not have a significant effect on the Group's financial results.

In January and June 2001, the HKSA also issued the following new SSAPs and interpretations of SSAPs:

*    SSAP 30, "Business Combinations"
*    SSAP 31, "Impairment of Assets"
* SSAP 32, "Consolidated Financial Statements and Accounting for Investments in Subsidiaries"
* Interpretation 12, "Business Combinations Subsequent adjustment of fair values and goodwill initially reported"
* Interpretation 13, "Goodwill - Continuing requirements for goodwill and negative goodwill previously eliminated against/credited to reserves"

These pronouncements will be effective for the Group's fiscal year beginning April 1, 2001.

Under the requirements of SSAP 30, goodwill, if any, arising from future business combinations undertaken by the Group, which are accounted for using the purchase method of accounting will be recognised as an asset and amortised on a systematic basis over its useful life. In general, the amortisation period will not exceed twenty years as SSAP 30 makes a rebuttable assumption that the useful life of goodwill will not exceed twenty years from initial recognition.

As permitted by the transitional provisions of SSAP 30, goodwill and negative goodwill previously eliminated against reserves need not be restated at the time of adoption of SSAP 30.

In accordance with the provisions of Interpretation 13, assessments of impairment of goodwill in accordance with the provisions of SSAP 31 will apply to goodwill previously eliminated against reserves and which will not be restated at the time of adoption of SSAP 30. Any impairment loss identified in respect of goodwill previously eliminated against reserves will be immediately recognised as an expense in the income statement. The Group will be required to assess at each balance sheet date whether there is any indication of impairment of the goodwill. If such indications exist, the recoverable amount of the goodwill will need to be estimated to determine the amount of impairment, if any, to be recognised in the income statement. The Group has not yet completed its assessment of the impact this pronouncement may have on the Group's financial statements.

Under the provisions of interpretation 13 and SSAP 30, upon the future disposal of an interest in a subsidiary or associate or joint venture by the Group, the gain or loss on disposal will be calculated taking into account the attributable amount of the purchased goodwill previously eliminated against reserves and not previously charged to the income statement.

     --------------------------------
SSAP 31 prescribes procedures to be applied to ensure that assets are carried at not more than their recoverable amounts. SSAP 31 defines the recoverable amount of an asset to be the higher of its net selling price and its value in use. In adopting SSAP 31, the Group will be required to determine value in use of the assets, including fixed assets, any goodwill arising on business combinations accounted for using the purchase method and intangible assets, as the present value of estimated future cash flows from the use of the asset and from its disposal at the end of its useful life. The Group will be required to assess at each balance sheet date whether there are any indications that assets may be impaired, and if there are such indications, the recoverable amount of the assets will be determined. Any impairment losses identified will be immediately expensed to the income statement.

The adoption of SSAP 32 on April 1, 2001 will not have a significant effect on the Group's financial statements.