Form 10-Q
period 2001-06-30
LAM SW INC
filed 2001-09-19
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
             --------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of June 30, 2001, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.

                                      INDEX



                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2001 and June 30, 2001.......1

         Consolidated Statements of Operations - For the three months ended
         June 30, 2000 and June 30, 2001......................................2

         Consolidated Statements of Cash Flows - For the three months ended
         June 30, 2000 and June 30, 2001......................................3

         Notes to Consolidated Financial Statements...........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                     March 31,       June 30,
ASSETS                                                 2001           2001
                                                    ----------      ----------

Current asset:
  Cash and cash equivalents                       $         0    $         0

Investment in affiliates                               20,369         20,919
                                                      -------       --------
     Total assets                                     $20,369        $20,919
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
  Due to a director                               $       303    $       303

Stockholders' Equity:
  Preferred stock                                           0              0
  Common stock                                             13             13
  Additional paid-in capital                              528            528
  Retained earnings                                    19,525         20,075
                                                      -------        -------
     Total stockholders' equity                        20,066         20,616
                                                      -------        -------
     Total liabilities and stockholders' equity       $20,369        $20,919
                                                      =======        =======



        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                    2000               2001
                                                   ---------         ---------

Total revenues                                     $ 27,211        $      0

Cost of sales and services                          (21,929)              0
                                                    --------          --------

        Gross profit                                  5,282               0

Selling, general and administrative expenses         (2,354)              0
Interest expenses                                      (605)              0
Interest income                                         240               0
Share of profit of affiliates                             0             639
                                                    --------        --------

Income before income taxes and minority interests     2,563             639

Provision for income taxes                             (205)            (89)
                                                    --------       ---------

Income before minority interests                      2,358             550

Minority interests                                   (1,105)              0
                                                    --------       ---------

Net income                                         $  1,253        $    550
                                                    =======        =========

Basic income per share                             $   0.10        $   0.04
                                                    =======        =========

Weighted average shares outstanding              12,800,000      12,865,000
                                                 ==========      ===========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)


                                                        Three Months Ended June 30,
                                                            2000          2001
                                                          ---------     ---------

Cash flows from operating activities:
Net income                                                $ 1,253      $    550
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment           2,165             0
    Minority interests                                      1,105             0
    Share of profit of affiliates                               0          (550)
Increase in operating assets:
    Accounts receivable, net                               (2,215)            0
    Inventories                                            (5,517)            0
    Prepayments and other current assets                     (397)            0
Increase (Decrease) in operating liabilities:
     Accounts payable                                         896             0
     Accrued liabilities                                   (1,116)            0
     Due to a director                                        440             0
     Taxation payable                                         205             0
                                                          -------     ---------
     Net cash used in operating activities                 (3,181)            0
                                                          --------    ---------

Cash flows from investing activities:
Additions of property, plant and equipment                   (226)            0
                                                         ---------    ---------
      Net cash used in investing activities                  (226)            0
                                                         ---------    ---------

Cash flows from financing activities:
Net increase in short-term bank borrowings                  2,399             0
Repayment of capital element of capital lease obligations    (478)            0
Repayment of long-term bank loans                             (80)            0
                                                         ---------     --------
       Net cash provided by financing activities            1,841             0
                                                          -------      --------

       Net decrease in cash and cash equivalents           (1,566)            0

Cash and cash equivalents, as of beginning of period       19,562             0
                                                          -------      --------

Cash and cash equivalents, as of end of period           $ 17,996      $      0
                                                         ========      ========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2001

1.       INTERIM PRESENTATION

         The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and its subsidiary, together with the share of post acquisition results and reserves of its affiliates under the equity method of accounting. The March 31, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2002.

2.       CURRENCY PRESENTATION AND FOREIGN CURRENCY TRANSLATION

         A substantial portion of the sales, purchases and expenses of the Company's affiliates are in Hong Kong dollars. Management believes that maintaining books and records in Hong Kong dollars will enable financial results and relationships to be measured with more relevance and reliability.

         In the financial statements of the individual companies within the Group, transactions in other currencies during the period are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. All such exchange differences are dealt with in the individual companies' statements of operations.

         Translation of amounts from Hong Kong dollars ("HK$") to United States dollars ("US$") is for the convenience of readers and has been made at US$1 = HK$7.8. No representation is made that the Hong Kong dollar amounts could have been, or could be, converted into United States dollars at the rate or at any other rate.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                  June 30, 2001

3.       AFFILIATED COMPANY DISCLOSURE

     a.   Dilution of Interest in Operating Subsidiary

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

          As a result of the New ePoch Transaction and the HFGTL Placement:

          i. the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%;

          ii. HFGTL and its subsidiaries (including affiliates)(collectively referred to as the "HFGTL Group") are classified as affiliates following the New ePoch Transaction;

          iii. the Company's  consolidated  statements of operations reflect the
               Company's    pre-transaction    interest   and   post-transaction
               proportionate interest in HFGTL Group;

          iv. the Company's investment in HFGTL Group is reported on the balance sheet under the equity method of accounting;

          v. the loss resulting from dilution of the Company's interest in HFGTL amounted to approximately $2,034,000, which was charged to the 2001 consolidated statement of operations.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                  June 30, 2001


3.       AFFILIATED COMPANY DISCLOSURE (Cont'd)

          b.   Pro Forma Information

          In connection with the New ePoch Transaction and the HFGTL Placement, the Company has presented the following condensed pro forma consolidated statement of operations reflecting the New ePoch Transaction and the HFGTL Placement, as if both transactions had occurred at April 1, 1999.

                  PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2001
                                     US $000
                                   (Unaudited)

                  Total revenues                               $         0

                  Selling, general and administrative expenses           0
                                                                ----------

                  Operating income (loss)                                0

                  Share of profit of associates                        749
                                                                  --------

                  Income before income taxes                           749

                  Provision for income taxes                           (64)
                                                                  --------

                  Net income                                           685
                                                                   =======

          c.   Affiliate Operating Results

          The Company's operations are conducted entirely through HFGTL Group and NEI Group (NEI, its subsidiary and affiliate). As a result of the New ePoch Transaction, from and after August 23, 2000, HFGTL is accounted for as an affiliate of the Company and the operations of HFGTL Group are no longer included in the consolidated results of the Company.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                  June 30, 2001


3.   AFFILIATED COMPANY DISCLOSURE (Cont'd)

     c.   Affiliate Operating Results (Cont'd)


          The following table presents operating results of HFGTL Group and NEI Group for the three months ended June 30, 2001 (in US$,000):

                                                   HFGTL Group             NEI Group
                                               Three Months Ended    Three Months Ended
                                                  June 30, 2001         June 30, 2001
                                               --------------------  -------------------

              Total revenues                      $    42,002         $          0

              Cost of sales and service               (35,845)                  (0)
                                                   -----------         ------------

              Gross profit                              6,157                    0

              Selling, general and
                 administrative expenses               (3,203)                (239)
                                                   ----------          -----------

              Operating income (loss)                   2,954                 (239)

              Interest income (expense), net             (546)                (132)

              Share of profit (loss) of associates       (185)                   0

              Write-back of (Provision for)
                amount due from an associate             (185)                   0
                                                   ----------          -----------

              Income (loss) before income taxes         2,038                 (371)

              Provision for income taxes                 (282)                   0
                                                   ----------          -----------

              Net income (loss)                    $    1,756            $    (371)
                                                   ==========          ===========

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

         As a result of the New ePoch Transaction and the HFGTL Placement, the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4%; HFGTL and its subsidiary (including affiliates) are classified as affiliates following the New ePoch Transaction; the Company's consolidated statements of operations reflect the Company's pre-transaction interest and post-transaction proportionate interest in HFGTL Group; the Company's investment in HFGTL Group is reported on the balance sheet under the equity method of accounting; during fiscal 2001, the Company reported a loss on dilution of equity interest of HFGTL, which was charged to the 2001 consolidated statement of operations.

Comparability of Financial Data

         Prior to the New ePoch Transaction, HFGTL was the principal operating subsidiary of the Company. After the New ePoch Transaction and the HFGTL Placement, the Company's effective percentage of ownership in HFGTL was reduced from 53.145% to 31.4% in August 2000, the accounting treatment of HFGTL and its subsidiaries (including affiliates) changed from subsidiaries to affiliates of the Company.

         Because the financial statements for the three months ended June 30, 2001 account for HFGTL and its subsidiaries (including affiliates) as affiliates of the Company, prior year comparative financial information may be of limited value.

Results of Operations

         Following the New ePoch Transaction and HFGTL Placement, the operations of HFGTL Group are no longer consolidated but are reported as a share of profit in affiliates. For purposes of comparability, the discussion herein includes (1) consolidated results of operations as reported, (2) pro forma consolidated results of operations reflecting the New ePoch Transaction and HFGTL Placement as if those transactions had occurred at April 1, 1999, and (3) operating results of the Company's affiliates, HFGTL Group and NEI Group, which results are not included in the consolidated results of operations of the Company.

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 2001

                                                                                                       Pro Forma
                                        HFGTL Group          NEI Group           Consolidated         Consolidated
Quarter ended June 30,                2000      2001       2000      2001       2000      2001       2000        2001
(in US`000)                          ------    ------     ------    ------     ------    ------     ------      ------

       Revenues                    $ 27,211  $ 42,002    $     0   $     0   $ 27,211   $     0    $     0     $     0
       Cost of sales and services   (21,929)  (35,845)         0         0    (21,929)        0          0           0
                                  ---------- ---------   --------  --------  ---------  --------   --------    --------
       Gross profit                   5,282     6,157          0         0      5,282         0          0           0
       Selling, general and
          administrative expenses    (2,354)   (3,203)      (169)     (239)    (2,354)        0          0           0
                                  ---------- ---------   --------  --------  ---------  --------   --------    --------
       Operating income (loss)        2,928     2,954       (169)     (239)     2,928         0          0           0
       Interest expense, net           (365)     (546)         0      (132)      (365)        0          0           0
       Share of profit (loss) of
       affiliates                         0      (185)      (182)        0          0       639        749         639
       Write-back of (Provision for)
         amount due from an associate     0      (185)         0         0          0         0          0           0
                                  ---------  ---------   --------  --------  ---------  ---------  ---------   --------
       Income (loss) before
          income taxes                2,563     2,038       (351)     (371)     2,563       639        749         639
       Provision for income taxes      (205)     (282)         0                 (205)      (89)       (64)        (89)
       Minority interest                  0         0          0         0     (1,105)        0          0
                                  ---------  ---------   --------  --------  ---------  ---------  ---------   --------
         0
       Net income (loss)           $  2,358  $  1,756    $  (351)  $  (371)   $ 1,253    $  550     $  685    $    550
                                  =========  =========   ========  ========  =========  =========  =========   ========

         Revenues and Gross Profit. Consolidated revenues for the three months ended June 30, 2001 were nil as compared to $27.2 million for the three months ended June 30, 2000. The decrease in consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2000 and 2001 quarters.

         HFGTL Group. Total revenues of HFGTL Group were $42 million for the three months ended June 30, 2001, an increase of 54.4% from $27.2 million for the three months ended June 30, 2000. The increase in revenues of HFGTL Group for the quarter was primarily attributable to new product design, increased marketing efforts and adoption of a more competitive pricing strategy.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 66.5% to $31.8 million during the three months ended June 30, 2001 from $19.1 million during the same period in the prior year. Sales within Southeast Asia accounted for 75.7% of total sales during the current period as compared to 70% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in the region, particularly in the PRC, during the current quarter. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended June 30, 2001 increased 70.5% to $7.5 million from $4.4 million for the same period in the prior year.
         Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 25% increase in sales with these sales accounting for 24.3% of total sales in the three months ended June 30, 2001 as compared to 30% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to increased marketing efforts and adoption of a more competitive pricing strategy. Sales in Europe increased approximately 37% to $3.7 million for the three months ended June 30, 2001 from $2.7 million in the same period of the prior year. Sales in the United States increased approximately 36.4% to $4.5 million during the three months ended June 30, 2001 from $3.3 million in the same period of the prior year.

         Gross profit of HFGTL increased by 17% to $6.2 million during the current period from $5.3 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in revenues. Gross margin decreased to 14.7% in the current period from 19.4% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to increased competition, the adoption of a more competitive pricing strategy and the increase in proportion of sales of gold products of relatively lower profit margin.

         NEI Group. Total revenues of NEI Group were nil during the current period and the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the three months ended June 30, 2001 were nil as compared to $2.4 million for the three months ended June 30, 2000. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were nil for the current and prior year periods.

         HFGTL Group. Total operating expenses of HFGTL Group were $3.2 million for the three months ended June 30, 2001, an increase of 33.3% from $2.4 million for the three months ended June 30, 2000. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased staff salary and selling expenses to support increased business operations.

         NEI Group. Total operating expenses of NEI Group were $239,000 for the three months ended June 30, 2001, an increase of 41.4% from $169,000 for the three months ended June 30, 2000.

         Interest Expense, Net. Consolidated interest expense, net, for the three months ended June 30, 2001 was nil as compared to $365,000 for the three months ended June 30, 2000. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were nil for the 2001 quarter and 2000 quarter.

         HFGTL Group. Net interest expense of HFGTL Group was $546,000 for the three months ended June 30, 2001, an increase of 49.6% from $365,000 for the three months ended June 30, 2000. The increase in net interest expense of HFGTL Group for the quarter was primarily attributable to increased trust receipt bank loans and long term bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates totaled $639,000 during the quarter ended June 30, 2001 as compared to nil during the quarter ended June 30, 2000. Consolidated share of profit of affiliates represents the Company's 31.4% interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL. Pro forma consolidated share of profit of affiliates totaled $639,000 for the quarter ended June 30, 2001 and $749,000 for the quarter ended June 30, 2000.

         Income Taxes. Consolidated income taxes for the three months ended June 30, 2001 was $89,000 as compared to $205,000 for the three months ended June 30, 2000. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $89,000 for the 2001 quarter and $64,000 for the 2000 quarter.

         HFGTL Group. Income tax expense of HFGTL Group was $282,000 for the three months ended June 30, 2001, an increase of 37.6% from $205,000 for the three months ended June 30, 2000. The increase in income tax expense of HFGTL Group for the quarter was primarily attributable to the 50-50 offshore claims in reporting its Hong Kong profit tax for the 2000 quarter which claims were not yet concluded with inland revenue during the 2001 quarter.

         Minority Interest. Consolidated minority interest was nil during the quarter ended June 30, 2001 as compared to $1,105,000 during the quarter ended June 30, 2000. The decrease in minority interest was attributable to reclassification of HFGTL Group from as subsidiaries to become affiliates following the New ePoch Transaction. Pro forma consolidated minority interest was nil for the quarters ended June 30, 2001 and 2000.

Financial Condition, Liquidity and Capital Resources

         The Company had no cash balance and had a working capital deficit of $303,000 at both June 30, 2001 and March 31, 2001. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

         For the three months ended June 30, 2001 no cash was used in operating activities as compared to net cash used in operating activities of $3.2 million for the corresponding period of the prior year. This change resulted from the reclassification of HFGTL Group as affiliates.

         No cash was used in investing activities during the three months ended June 30, 2001 compared with $226,000 used in investing activities during the three months ended June 30, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

         No cash was provided by financing activities during the three months ended June 30, 2001 compared with $1.8 million provided during the three months ended June 30, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

         The Company had no long term debt at both June 30, 2001 and March 31, 2001. This was attributable to the reclassification of HFGTL Group from as consolidated subsidiaries to become as affiliates.

         As the Company has no operations other than those conducted by its affiliates, HFGTL Group, the Company has limited liquidity and capital resource requirements. Management believes that its current financial condition is sufficient to meet the Company's anticipated needs for at least the next twelve months and HFGTL Group's cash and working capital is sufficient to meet its anticipated needs for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         The Company has no material market risk.

         Sales of the Company's affiliates, HFGTL Group, are denominated in Renminbi (the "Rmb"), U.S. dollars or Hong Kong dollars. Any material fluctuation in the value of the Rmb, the Hong Kong dollars relative to the U.S. dollars would have significant impact on HFGTL Group's operating results.

         In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the three months ended June 30, 2001 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $8.8 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 3.5% during the three months ended June 30, 2001. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

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

                                         S.W. LAM, INC.


    Dated:   September 19, 2001
                                         By:   /s/ Lam Sai Wing
                                            -------------------------------
                                               Lam Sai Wing, President and
                                               Chief Executive Officer

    Dated:   September 19, 2001
                                         By:   /s/ Chan Yam Fai, Jane
                                            -------------------------------
                                               Chan Yam Fai, Jane
                                               Chief Financial Officer