Form 10-Q
period 2001-09-30
LAM SW INC
filed 2001-12-07
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                              62-1563911
--------------------------------               ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
            -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and formal fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 15, 2001, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.

                                      INDEX



                                                                         Page
                                                                         Number
                                                                       ---------

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 2001 and
             September 30, 2001................................................1

             Consolidated Statements of Operations - For the three
             months and six months ended September 30, 2000 and
             September 30, 2001................................................2

             Consolidated Statements of Cash Flows - For the six months ended
             September 30, 2000 and September 30, 2001.........................3

             Notes to Consolidated Financial Statements........................4

    Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk........15

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.................................16

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                     March 31,     September 30,
ASSETS                                                 2001           2001
                                                   -------------   -------------

Current asset:
  Cash and cash equivalents                       $         0      $         0

Investment in affiliates                               20,369           21,240
                                                      -------          -------
     Total assets                                     $20,369          $21,240
                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
  Due to a director                                 $     303          $   303

Stockholders' Equity:
  Preferred stock                                           0                0
  Common stock                                             13               13
  Additional paid-in capital                              528              528
  Retained earnings                                    19,525           20,396
                                                      -------          -------
     Total stockholders' equity                        20,066           20,937
                                                      -------          -------
     Total liabilities and stockholders' equity       $20,369          $21,240
                                                      =======          =======



        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                Three Months Ended           Six Months Ended
                                                  September 30,                September 30,
                                               2000           2001         2000            2001
                                              ------         ------       ------          ------

Total revenues                               $ 16,291     $       0      $ 43,502     $        0

Cost of sales and services                    (13,246)            0       (35,175)             0
                                              --------     ---------     ---------       --------

        Gross profit                            3,045             0         8,327              0

Selling, general and
  administrative expenses                      (1,374)          (31)       (3,728)           (31)
Interest expenses, net                           (143)            0          (508)             0
Loss on dilution of equity interests
 in subsidiaries                               (9,611)            0        (9,611)             0
Share of profit of affiliates                     149           360           149            999
                                             --------      ---------     ---------       --------

Income (loss) before income taxes
  and minority interests                       (7,934)          329        (5,371)           968

Provision for income taxes                       (135)           (8)         (340)           (97)
                                              --------     ---------     ---------       --------

Income (loss) before minority interests        (8,069)          321        (5,711)           871

Minority interests                               (680)            0        (1,785)             0
                                              --------     ---------     ---------       --------

Net income (loss)                             $(8,749)      $   321       $(7,496)        $  871
                                              =======      =========     =========       ========

Basic income (loss) per share                  $(0.68)      $  0.03        $(0.59)        $ 0.07
                                               ======      =========     =========       ========

Weighted average shares
  outstanding                              12,800,000    12,865,000    12,800,000     12,865,000
                                           ==========     ==========   ==========     ==========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)


                                                               Six Months Ended September 30,
                                                                     2000            2001
                                                                   --------         -------

Cash flows from operating activities:
Net income (loss)                                                  $ (7,496)      $     871
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment                     3,549               0
    Loss on dilution of interests in subsidiaries                     9,611               0
    Minority interest                                                 1,785               0
    Share of profit of associates, net of taxes and selling,
     general and administrative expense attributable to
     affiliates                                                        (129)           (871)
Decrease in operating assets:
    Accounts receivable, net                                         (3,741)              0
    Inventories                                                     (10,131)              0
    Prepayments and other current assets                               (621)              0
Increase in operating liabilities:
     Accounts payable                                                   597               0
     Accrued liabilities                                                  9               0
     Due to affiliates                                                   61               0
     Due to a director                                                  414               0
     Income taxes payable                                               321               0
                                                                   --------      ----------
     Net cash used in operating activities                           (5,771)              0
                                                                   --------      ----------

Cash flows from investing activities:
Additions to property, plant and equipment                           (5,281)              0
Net cash outflow from disposal of subsidiaries                      (17,867)              0
                                                                    --------     ----------
      Net cash used in investing activities                         (23,148)              0
                                                                   ---------     ----------

Cash flows from financing activities:
Net increase in short-term bank borrowings                           10,294               0
Repayment of capital element of capital lease obligations              (736)              0
Decrease in long-term bank loans                                       (110)              0
                                                                   ---------     ----------
       Net cash provided by financing activities                      9,448               0
                                                                   --------      ----------

Net decrease in cash and cash equivalents                           (19,471)              0
Cash and cash equivalents, as of beginning of period                 19,562               0
                                                                   --------      ----------
Cash and cash equivalents, as of end of period                    $      91      $        0
                                                                  =========      ==========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2001

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

                          S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2001

3.       AFFILIATED COMPANY DISCLOSURE

     a.  Dilution of Interest in Operating Subsidiary

     On August 23, 2000, the Company's principal operating subsidiary, Hang Fung Gold Technology Limited ("HFGTL") issued 1,632 million shares to New ePoch Holdings International Limited ("NEH") in exchange for a 49.9% interest in New ePoch Information (BVI) Company Limited ("NEI")(the "New ePoch Transaction"). In conjunction with the New ePoch Transaction, HFGTL also entered into a loan agreement for the provision of an interest bearing secured loan facility to NEI of up to the higher of (i) HK$50 million or
     (ii) the two-thirds of the amount of the net proceeds of equity or debt issues of HFGTL. Goodwill arising on the New ePoch Transaction was eliminated against HFGTL's reserve. On August 28, 2000, HFGTL placed 550 million shares to independent investors for HK$62.7 million (the "HFGTL Placement").

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

     v. the loss, as adjusted, resulting from dilution of the Company's interest in HFGTL amounted to approximately $2,034,000, which was charged to the 2001 consolidated statement of operations.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2001


3.       AFFILIATED COMPANY DISCLOSURE (Cont'd)

b.   Pro Forma Information

     In connection with the New ePoch Transaction and the HFGTL Placement, the Company has presented the following condensed pro forma consolidated statement of operations reflecting the New ePoch Transaction and the HFGTL Placement, as if both transactions had occurred at April 1, 1999.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Six Months Ended September 30, 2001
                                     US $000
                                   (Unaudited)

                  Total revenues                                 $         0

                  Selling, general and administrative expenses           (31)
                                                                   ---------

                  Operating loss                                         (31)

                  Share of profit of affiliates                          999
                                                                    --------

                  Income before income taxes                             968

                  Provision for income taxes                             (97)
                                                                    --------

                  Net income                                             871
                                                                    ========

c.   Affiliate Operating Results

     The Company's operations are conducted entirely through HFGTL Group and NEI Group (NEI, its subsidiary and affiliate). As a result of the New ePoch Transaction, from and after August 23, 2000, HFGTL is accounted for as an affiliate of the Company and the operations of HFGTL Group are no longer included in the consolidated results of the Company.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2001


3.   AFFILIATED COMPANY DISCLOSURE (Cont'd)

     c.   Affiliate Operating Results (Cont'd)


     The following table presents operating results of HFGTL Group and NEI Group for the six months ended September 30, 2001 (in US$,000):

                                             HFGTL Group                NEI Group
                                      -----------------------    ---------------------
                                         Six Months Ended           Six Months Ended
                                        September 30, 2001         September 30, 2001
                                      -----------------------    ---------------------


        Total revenues                        $   79,250            $         0

        Cost of sales and service                (67,563)                    (0)
                                              -----------              ----------

        Gross profit                              11,687                      0

        Selling, general and
           administrative expenses                (6,163)                  (454)
                                              -----------              ----------

        Operating income (loss)                    5,524                   (454)

        Interest income (expense), net            (1,622)                  (281)

        Share of profit (loss) of affiliates        (367)                     0

        Write-back of (Provision for)
          amount due from an affiliate              (355)                     0
                                              -----------              ---------

        Income (loss) before income taxes          3,180                   (735)

        Provision for income taxes                  (308)                     0
                                              -----------              ---------

        Net income (loss)                        $ 2,872                $  (735)
                                              ===========              =========

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

         Because the financial statements for the three and six months ended September 30, 2001 account for HFGTL and its subsidiaries (including affiliates) as affiliates of the Company, prior year comparative financial information may be of limited value.

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

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 2001

                                                                                                   Pro Forma
                                    HFGTL Group              NEI Group         Consolidated       Consolidated
                                ------------------      -----------------    --------------     --------------
Quarter  Ended September 30,    2000          2001      2000         2001    2000       2001    2000      2001
                                ----          -----     -----       -----   ------      ----    ----      -----

(in US`000)

Revenues                    $  28,004     $  37,248    $     -     $    -   $16,291    $    -   $   -    $    -
Cost of sales and services    (22,563)      (31,718)         -          -   (13,246)        -       -         -
                             ---------     ----------  --------     ------- --------   -------- ------    ------
Gross profit                    5,441         5,530          -          -     3,045         -       -         -
Selling, general and
   administrative expenses     (2,706)       (2,960)      (262)      (215)   (1,374)      (31)    (22)      (31)
                             ---------     ----------  --------     ------- --------   -------- ------    ------
Operating income (loss)         2,735         2,570       (262)      (215)    1,671       (31)    (22)      (31)
Interest expense, net            (609)       (1,076)        (8)      (149)     (143)        -       -         -
Loss on dilution of equity
interests in subsidiaries           -             -          -          -    (9,611)        -       -         -
Write-back of (provision for)
  amount due from an affiliate      -          (170)         -          -         -         -       -         -
Share of profit (loss) of
affiliates                        (95)         (182)      (270)         -       149       360     554       360
                             ---------     ---------   --------     ------- --------  --------- ------    ------
Income (loss) before
   income taxes                 2,031         1,142       (540)      (364)   (7,934)      329     532       329
Provision for income taxes       (180)          (26)         -          -      (135)       (8)    (57)       (8)
Minority interest                   -             -          -          -      (680)        -       -         -
                             ---------     ---------   --------     ------- --------  --------- ------    ------
Net income (loss)            $  1,851       $ 1,116   $   (540)   $  (364)  $(8,749)   $  321   $ 475    $  321
                             =========     =========   ========     ======= ========  ========= ======    ======

         Revenues and Gross Profit. Consolidated revenues for the quarter ended September 30, 2001 were nil as compared to $16.3 million for the quarter ended September 30, 2000. The decrease in consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2000 and 2001 quarters.

         Consolidated gross profit for the quarter ended September 30, 2001 was nil as compared to $3 million for the quarter ended September 30, 2000. The decrease in consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000. Pro forma consolidated gross profit was nil for both the 2000 and 2001 quarters.

         HFGTL Group. Total revenues of HFGTL Group were $37.3 million for the quarter ended September 30, 2001, an increase of 33.2% from $28 million for the quarter ended September 30, 2000. The increase in revenues of HFGTL Group for the quarter was primarily attributable to increased marketing efforts and adoption of a more competitive pricing strategy.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 60.6% to $32.6 million during the quarter ended September 30, 2001 from $20.3 million during the same period in the prior year. Sales within Southeast Asia accounted for 87.6% of total sales during the current period as compared to 72.6% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in the region, particularly in the PRC, during the current quarter. Sales in Southeast Asia (not including Hong Kong and the PRC) during the quarter ended September 30, 2001 increased 67.7% to $5.2 million from $3.1 million for the same period in the prior year.

         Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 39.6% decrease in sales with these sales accounting for 12.4% of total sales in the quarter ended September 30, 2001 as compared to 27.4% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to a shift in marketing resources and efforts to, and strong product demand in, Southeast Asia regions, particularly in the PRC. Sales in Europe decreased approximately 50% to $1.3 million for the quarter ended September 30, 2001 from $2.6 million in the same period of the prior year. Sales in the United States decreased approximately 46.4% to $1.5 million during the quarter ended September 30, 2001 from $2.8 million in the same period of the prior year.

         Gross profit of HFGTL Group increased by 1.9% to $5.5 million during the current period from $5.4 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in revenues. Gross margin decreased to 14.9% in the current period from 19.4% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to increased competition, the adoption of a more competitive pricing strategy and the increase in proportion of sales of gold products of relatively lower profit margin.

         NEI Group. Total revenues of NEI Group were nil during the current period and the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the quarter ended September 30, 2001 were $31,000 as compared to $1.4 million for the quarter ended September 30, 2000. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were $31,000 for the current period and $22,000 for the prior year period.

         HFGTL Group. Total operating expenses of HFGTL Group were $3 million for the quarter ended September 30, 2001, an increase of 11.1% from $2.7 million for the quarter ended September 30, 2000. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased selling expenses to support increased business operations.

         NEI Group. Total operating expenses of NEI Group were $215,000 for the quarter ended September 30, 2001, a decrease of 17.9% from $262,000 for the quarter ended September 30, 2000.

         Interest Expense, Net. Consolidated interest expense, net, for the quarter ended September 30, 2001 was nil as compared to $143,000 for the quarter ended September 30, 2000. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were nil for the 2001 quarter and 2000 quarter.

         HFGTL Group. Net interest expense of HFGTL Group was $1,076,000 for the quarter ended September 30, 2001, an increase of 76.7% from $609,000 for the quarter ended September 30, 2000. The increase in net interest expense of HFGTL Group for the quarter was primarily attributable to increased short-term bank borrowings to support increased business operations.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates totaled $360,000 during the quarter ended September 30, 2001 as compared to $149,000 during the quarter ended September 30, 2000. Consolidated share of profit of affiliates represents the Company's 31.4% interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL. Pro forma consolidated share of profit of affiliates totaled $360,000 for the quarter ended September 30, 2001 and $554,000 for the quarter ended September 30, 2000.

         Income Taxes. Consolidated income taxes for the quarter ended September 30, 2001 was $8,000 as compared to $135,000 for the quarter ended September 30, 2000. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $8,000 for the 2001 quarter and $57,000 for the 2000 quarter.

         HFGTL Group. Income tax expense of HFGTL Group was $26,000 for the quarter ended September 30, 2001, a decrease of 85.6% from $180,000 for the quarter ended September 30, 2000. The decrease in income tax expense of HFGTL Group for the quarter was primarily attributable to adjustment in the quarter for tax over-accrued in the June 30, 2001 quarter.

         Minority Interest. Consolidated minority interest was nil during the quarter ended September 30, 2001 as compared to $680,000 during the quarter ended September 30, 2000. The decrease in minority interest was attributable to reclassification of HFGTL Group from as subsidiaries to become affiliates following the New ePoch Transaction. Pro forma consolidated minority interest was nil for the quarters ended September 30, 2001 and 2000.

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 2001

                                                                                                                    Pro Forma
                                               HFGTL Group               NEI Group             Consolidated        Consolidated
Six Months Ended September 30,            2000            2001       2000         2001        2000      2001     2000        2001
                                         -------         -------    ------       ------      ------    ------   ------      ------

(in US`000)

       Revenues                        $  55,215        $ 79,250    $    -      $    -     $ 43,502    $    -   $   -     $     -
       Cost of sales and services        (44,492)        (67,563)        -           -      (35,175)        -       -           -
                                        ---------       ---------   -------     -------    ---------   -------  -------   ---------
       Gross profit                       10,723          11,687         -           -        8,327         -       -           -
       Selling, general and
          administrative expenses         (5,060)         (6,163)     (431)       (454)      (3,728)      (31)    (22)        (31)
                                        ---------       ---------  ---------    --------   ---------   -------  -------   ---------
       Operating income (loss)             5,663           5,524      (431)       (454)       4,599       (31)    (22)        (31)
       Interest expense, net                (974)         (1,622)       (8)       (281)        (508)        -       -           -
       Loss on dilution of equity interests
         in subsidiaries                       -               -         -           -       (9,611)        -       -           -
       Write-back of (provision for)
         amount due from an affiliate          -            (355)        -           -            -         -       -           -
       Share of profit (loss) of affiliates  (95)           (367)     (452)          -          149       999   1,303         999
                                       ----------       ---------  --------     --------   ----------  -------  -------   ---------
       Income (loss) before
          income taxes                     4,594           3,180      (891)       (735)      (5,371)      968   1,281         968
       Provision for income taxes           (385)           (308)        -           -         (340)      (97)   (121)        (97)
       Minority interest                       -               -         -           -       (1,785)        -       -           -
                                       ----------       ---------  --------     --------   ---------- --------  -------   ---------

       Net income (loss)               $  4,209         $  2,872   $ (891)      $ (735)    $ (7,496)   $  871  $1,160     $   871
                                       ==========       =========  ========     ========   ========== ========  =======   =========

         Revenues and Gross Profit. Consolidated revenues for the six months ended September 30, 2001 were nil as compared to $43.5 million for the six months ended September 30, 2000. The decrease in consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2000 and 2001 periods.

         Consolidated gross profit for the six months ended September 30, 2001 was nil as compared to $8.3 million for the six months ended September 30, 2000. The decrease in consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000. Pro forma consolidated gross profit was nil for both the 2000 and 2001 periods.

         HFGTL Group. Total revenues of HFGTL Group were $79.3 million for the six months ended September 30, 2001, an increase of 43.7% from $55.2 million for the six months ended September 30, 2000. The increase in revenues of HFGTL Group for the period was primarily attributable to increased marketing efforts and adoption of a more competitive pricing strategy.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 62.6% to $64.4 million during the six months ended September 30, 2001 from $39.6 million during the same period in the prior year. Sales within Southeast Asia accounted for 81.3% of total sales during the current period as compared to 71.7% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in the region, particularly in the PRC, during the current period. Sales in Southeast Asia (not including Hong Kong and the PRC) during the six months ended September 30, 2001 increased 67.1% to $12.7 million from $7.6 million for the same period in the prior year.

         Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 5.1% decrease in sales with these sales accounting for 18.7% of total sales in the six months ended September 30, 2001 as compared to 28.3% of total sales in the same period of the prior year. The increase in sales outside of Asia was attributable to a shift in marketing resources and efforts to, and strong product demand in, Southeast Asia regions, particularly in the PRC. Sales in Europe decreased approximately 5.7% to $5 million for the six months ended September 30, 2001 from $5.3 million in the same period of the prior year. Sales in the United States decreased approximately 1.6% to $6 million during the six months ended September 30, 2001 from $6.1 million in the same period of the prior year.

         Gross profit of HFGTL Group increased by 9.3% to $11.7 million during the current period from $10.7 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in revenues. Gross margin decreased to 14.7% in the current period from 19.4% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to increased competition, the adoption of a more competitive pricing strategy and the increase in proportion of sales of gold products of relatively lower profit margin.

         NEI Group. Total revenues of NEI Group were nil during the current period and the prior year period. NEI Group operations during the current period were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the six months ended September 30, 2001 were $31,000 as compared to $3.7 million for the six months ended September 30, 2000. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were $31,000 for the current period and $22,000 for the prior year period.

         HFGTL Group. Total operating expenses of HFGTL Group were $6.2 million for the six months ended September 30, 2001, an increase of 21.6% from $5.1 million for the six months ended September 30, 2000. The increase in operating expenses of HFGTL Group for the period was primarily attributable to increased selling expenses to support increased business operations.

         NEI Group. Total operating expenses of NEI Group were $454,000 for the six months ended September 30, 2001, an increase of 5.3% from $431,000 for the six months ended September 30, 2000.

         Interest Expense, Net. Consolidated interest expense, net, for the six months ended September 30, 2001 was nil as compared to $508,000 for the six months ended September 30, 2000. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were nil for the 2001 period and 2000 period.

         HFGTL Group. Net interest expense of HFGTL Group was $1,622,000 for the six months ended September 30, 2001, an increase of 66.5% from $974,000 for the six months ended September 30, 2000. The increase in net interest expense of HFGTL Group for the period was primarily attributable to increased short-term bank borrowings to support increased business operations.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates totaled $999,000 during the six months ended September 30, 2001 as compared to $149,000 during the six months ended September 30, 2000.
Consolidated share of profit of affiliates represents the Company's 31.4% interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL. Pro forma consolidated share of profit of affiliates totaled $999,000 for the six months ended September 30, 2001 and $1,303,000 for the six months ended September 30, 2000.

         Income Taxes. Consolidated income taxes for the six months ended September 30, 2001 was $97,000 as compared to $340,000 for the six months ended September 30, 2000. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $97,000 for the 2001 period and $121,000 for the 2000 period.

         HFGTL Group. Income tax expense of HFGTL Group was $308,000 for the six months ended September 30, 2001, a decrease of 20% from $385,000 for the six months ended September 30, 2000. The decrease in income tax expense of HFGTL Group for the period was primarily attributable to a decrease in income for the current period compared with the corresponding period in the prior year.

         Minority Interest. Consolidated minority interest was nil during the six months ended September 30, 2001 as compared to $1.8 million during the six months ended September 30, 2000. The decrease in minority interest was attributable to reclassification of HFGTL Group from as subsidiaries to become affiliates following the New ePoch Transaction. Pro forma consolidated minority interest was nil for the periods ended September 30, 2001 and 2000.

Financial Condition, Liquidity and Capital Resources

         The Company had no cash balance and had a working capital deficit of $303,000 at both September 30, 2001 and March 31, 2001. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

         For the six months ended September 30, 2001 no cash was used in operating activities as compared to net cash used in operating activities of $5.8 million for the corresponding period of the prior year. This change resulted from the reclassification of HFGTL Group as affiliates.

         No cash was used in investing activities during the six months ended September 30, 2001 compared with $23.1 million used in investing activities during the six months ended September 30, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

         No cash was provided by financing activities during the six months ended September 30, 2001 compared with $9.4 million provided during the six months ended September 30, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

         The Company had no long term debt at both September 30, 2001 and March 31, 2001. This was attributable to the reclassification of HFGTL Group from as consolidated subsidiaries to become as affiliates.

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

         In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the six months ended September 30, 2001 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $9.2 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 3.5% during the six months ended September 30, 2001. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

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

                                                 S.W. LAM, INC.


Dated:   December 6, 2001                        By: /s/ Lam Sai Wing
                                                     -----------------------
                                                     Lam Sai Wing, President and
                                                     Chief Executive Officer

Dated:   December 6, 2001                        By: /s/ Chan Yam Fai, Jane
                                                     -----------------------
                                                     Chan Yam Fai, Jane
                                                     Chief Financial Officer