Form 10-Q
period 2001-12-31
LAM SW INC
filed 2002-03-22
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                         62-1563911
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
                 -----------------------------------------------
              (Registrant's telephone number, including area code)


                 -----------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     As of February 1, 2002, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.
                                 --------------

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2001 and December 31, 2001........1

     Consolidated Statements of Operations - For the three months and nine months ended December 31, 2000 and December 31, 2001......................2

     Consolidated Statements of Cash Flows - For the nine months ended
     December 31, 2000 and December 31, 2001...................................3

     Notes to Consolidated Financial Statements................................4

   Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.................................................8

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........15

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................16

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                       March 31,    December 31,
ASSETS                                                    2001           2001
                                                     ------------   ------------

  Cash and cash equivalents                          $          0   $          0

Investment in affiliates                                   20,369         21,541
                                                     ------------   ------------
     Total assets                                    $     20,369   $     21,541
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
  Due to a director                                  $        303   $        303

Stockholders' Equity:
  Preferred stock                                               0              0
  Common stock                                                 13             13
  Additional paid-in capital                                  528            528
  Retained earnings                                        19,525         20,697
                                                     ------------   ------------
     Total stockholders' equity                            20,066         21,238
                                                     ------------   ------------
     Total liabilities and stockholders' equity      $     20,369   $     21,541
                                                     ============   ============



The accompanying notes are an integral part of these consolidated financial statements


                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                Three Months Ended             Nine Months Ended
                                                   December 31,                   December 31,
                                          ----------------------------    ----------------------------
                                               2000            2001            2000            2001
                                          ------------    ------------    ------------    ------------
Total revenues                            $          0    $          0    $     43,502    $          0

Cost of sales and services                           0               0         (35,175)              0
                                          ------------    ------------    ------------    ------------

        Gross profit                                 0               0           8,327               0

Selling, general and
  administrative expenses                           (6)            (16)         (3,734)            (47)
Interest expenses, net                               0               0            (508)              0
Loss on dilution of equity interests
 in subsidiaries                                     0               0          (1,157)              0
Share of profit (loss) of affiliates               892             356          (7,413)          1,355
                                          ------------    ------------    ------------    ------------

Income (loss) before income taxes
  and minority interests                           886             340          (4,485)          1,308

Provision for income taxes                         (81)            (39)           (421)           (136)
                                          ------------    ------------    ------------    ------------

Income (loss) before minority interests            805             301          (4,906)          1,172

Minority interests                                   0               0          (1,785)              0
                                          ------------    ------------    ------------    ------------

Net income (loss)                         $        805    $        301    $     (6,691)   $      1,172
                                          ============    ============    ============    ============

Basic income (loss) per share             $       0.06    $       0.02    $      (0.52)   $       0.09
                                          ============    ============    ============    ============

Weighted average shares
  outstanding                               12,800,000      12,865,000      12,800,000      12,865,000
                                          ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                           Nine Months Ended December 31,
                                                           ------------------------------
                                                                 2000        2001
                                                                --------    --------
Cash flows from operating activities:
Net income (loss)                                               $ (6,691)   $  1,172
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation of property, plant and equipment                  3,549           0
    Loss on dilution of interests in subsidiaries                  1,157           0
    Minority interest                                              1,785           0
    Share of loss (profit) of affiliates net of taxes and
     selling, general and administrative expense attributable
     to affiliates                                                 7,514      (1,172)
Decrease in operating assets:
    Accounts receivable, net                                      (3,741)          0
    Inventories                                                  (10,131)          0
    Prepayments and other current assets                            (621)          0
Increase in operating liabilities:
     Accounts payable                                                597           0
     Accrued liabilities                                               9           0
     Due to affiliates                                                28           0
     Due to a director                                               453           0
     Income taxes payable                                            321           0
                                                                --------    --------
     Net cash used in operating activities                        (5,771)          0
                                                                --------    --------

Cash flows from investing activities:
Additions to property, plant and equipment                        (5,281)          0
Net cash outflow from disposal of subsidiaries                   (17,867)          0
                                                                --------    --------
      Net cash used in investing activities                      (23,148)          0
                                                                --------    --------

Cash flows from financing activities:
Net increase in short-term bank borrowings                        10,294           0
Repayment of capital element of capital lease obligations           (736)          0
Decrease in long-term bank loans                                    (110)          0
                                                                --------    --------
       Net cash provided by financing activities                   9,448           0
                                                                --------    --------

Net decrease in cash and cash equivalents                        (19,471)          0
Cash and cash equivalents, as of beginning of period              19,562           0
                                                                --------    --------
Cash and cash equivalents, as of end of period                  $     91    $      0
                                                                ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2001

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

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2001

3.   AFFILIATED COMPANY DISCLOSURE

     a.   Dilution of Interest in Operating Subsidiary
          --------------------------------------------

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

          iii.the Company's  consolidated  statements of operations  reflect the
               Company's   pre-   transaction   interest  and   post-transaction
               proportionate interest in HFGTL Group;

          iv. the Company's investment in HFGTL Group is reported on the balance sheet under the equity method of accounting;

          v. the loss, as adjusted, resulting from dilution of the Company's interest in HFGTL amounted to approximately $2,034,000, which was charged to the 2001 consolidated statement of operations.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2001

3.   AFFILIATED COMPANY DISCLOSURE (Cont'd)

     b.   Pro Forma Information
          ---------------------

          In connection with the New ePoch Transaction and the HFGTL Placement, the Company has presented the following condensed pro forma consolidated statement of operations reflecting the New ePoch Transaction and the HFGTL Placement, as if both transactions had occurred at April 1, 1999.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the Nine Months Ended December 31, 2001
                                     US $000
                                   (Unaudited)

                 Total revenues                                 $     0

                 Selling, general and administrative expenses       (47)
                                                                -------

                 Operating loss                                     (47)

                 Share of profit of affiliates                    1,355
                                                                -------

                 Income before income taxes                       1,308

                 Provision for income taxes                        (136)
                                                                -------

                 Net income                                       1,172
                                                                =======

     c.   Affiliate Operating Results
          ---------------------------

          The Company's operations are conducted entirely through HFGTL Group and NEI Group (NEI, its subsidiary and affiliate). As a result of the New ePoch Transaction, from and after August 23, 2000, HFGTL is accounted for as an affiliate of the Company and the operations of HFGTL Group are no longer included in the consolidated results of the Company.


                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2001

3.   AFFILIATED COMPANY DISCLOSURE (Cont'd)

     c.   Affiliate Operating Results (Cont'd)
          ---------------------------

          The following table presents  operating results of HFGTL Group and NEI
          Group for the nine months ended December 31, 2001 (in US$,000):

                                                 HFGTL Group            NEI Group
                                              -----------------    -----------------
                                              Nine Months Ended    Nine Months Ended
                                              December 31, 2001    December 31, 2001
                                              -----------------    -----------------
          Total revenues                      $         124,163    $               0

          Cost of sales and service                    (105,851)                   0
                                              -----------------    -----------------

          Gross profit                                   18,312                    0

          Selling, general and
             administrative expenses                    (10,466)                (654)
                                              -----------------    -----------------

          Operating income (loss)                         7,846                 (654)

          Interest expense, net                          (2,443)                (449)

          Share of loss of affiliates                      (550)                   0

          Provision for amount
            due from an affiliate                          (539)                   0
                                              -----------------    -----------------

          Income (loss) before income taxes               4,314               (1,103)

          Provision for income taxes                       (432)                   0
                                              -----------------    -----------------

          Net income (loss)                   $           3,882    $          (1,103)
                                              =================    =================

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

     Because the financial statements for the three and nine months ended December 31, 2001 account for HFGTL and its subsidiaries (including affiliates) as affiliates of the Company, prior year comparative financial information may be of limited value.


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

Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 2001

                                                                                                               Pro Forma
                                       HFGTL Group              NEI Group             Consolidated            Consolidated
                                   --------------------    --------------------    --------------------    --------------------
Quarter  Ended December 31,         2000        2001        2000        2001        2000        2001        2000        2001
                                   --------    --------    --------    --------    --------    --------    --------    --------
    Revenues                       $ 47,714    $ 44,913    $   --      $   --      $   --      $   --      $   --      $   --
    Cost of sales and services      (41,250)    (38,288)       --          --          --          --          --          --
                                   --------    --------    --------    --------    --------    --------    --------    --------
    Gross profit                      6,464       6,625        --          --          --          --          --          --
    Selling, general and
       administrative expenses       (2,438)     (4,303)       (460)       (200)         (6)        (16)         (6)        (16)
                                   --------    --------    --------    --------    --------    --------    --------    --------
    Operating income (loss)           4,026       2,322        (460)       (200)         (6)        (16)         (6)        (16)
    Interest expense, net              (695)       (821)        (25)       (168)       --          --          --          --
    Provision for amount
      due from an affiliate            --          (184)       --          --          --          --          --          --
    Share of profit (loss)
       of affiliates                   (497)       (183)       (514)       --           892         356         889         356
                                   --------    --------    --------    --------    --------    --------    --------    --------
    Income (loss) before
       income taxes                   2,834       1,134        (999)       (368)        886         340         883         340
    Provision for income taxes         (256)       (124)       --          --           (81)        (39)        (80)        (39)
                                   --------    --------    --------    --------    --------    --------    --------    --------
    Net income (loss)              $  2,578    $  1,010    $   (999)   $   (368)   $    805    $    301    $    803    $    301
                                   ========    ========    ========    ========    ========    ========    ========    ========

     Revenues and Gross Profit. Consolidated revenues for the quarter ended December 31, 2001 were nil as compared to nil for the quarter ended December 31, 2000. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2000 and 2001 quarters.

     Consolidated gross profit for the quarter ended December 31, 2001 was nil as compared to nil for the quarter ended December 31, 2000. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000. Pro forma consolidated gross profit was nil for both the 2000 and 2001 quarters.

     HFGTL Group. Total revenues of HFGTL Group were $44.9 million for the quarter ended December 31, 2001, a decrease of 5.9% from $47.7 million for the quarter ended December 31, 2000. The decrease in revenues of HFGTL Group for the quarter was primarily attributable to the continued poor economic environment following the events of September 11, particularly outside of Asia, which was partially offset by increased marketing efforts and adoption of a more competitive pricing strategy.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group decreased 3% to $36.2 million during the quarter ended December 31, 2001 from $37.3 million during the same period in the prior year. Sales within Southeast Asia accounted for 80.5% of total sales during the current period as compared to 78.2% during the same period in the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the quarter ended December 31, 2001 decreased 48.5% to $3.5 million from $6.8 million for the same period in the prior year due to a shift of marketing efforts to the regions of Hong Kong and the PRC.

     Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 16% decrease in sales with these sales accounting for 19.5% of total sales in the quarter ended December 31, 2001 as compared to 21.8% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to a shift in marketing resources and efforts to, and strong product demand in Hong Kong and the PRC. Sales in Europe decreased approximately 47.8% to $2.4 million for the quarter ended December 31, 2001 from $4.6 million in the same period of the prior year. Sales in the United States increased approximately 10.8% to $4.1 million during the quarter ended December 31, 2001 from $3.7 million in the same period of the prior year.

     Gross profit of HFGTL Group increased by 2.5% to $6.6 million during the current period from $6.5 million during the same period in the prior fiscal year. Gross margin increased to 14.8% in the current period from 13.5% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to improving sales of higher margin products which was partially offset by increased competition, the adoption of a more competitive pricing strategy and the increased sales of gold products of relatively lower profit margin.

     NEI Group. Total revenues of NEI Group were nil during the current period and the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

     Operating Expenses. Consolidated operating expenses for the quarter ended December 30, 2001 were $16,000 as compared to $6,000 for the quarter ended December 30, 2000. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were $16,000 for the current period and $6,000 for the prior year period.

     HFGTL Group. Total operating expenses of HFGTL Group were $4.3 million for the quarter ended December 31, 2001, an increase of 76.5% from $2.4 million for the quarter ended December 31, 2000. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased selling expenses to support business expansion in Hong Kong and the PRC.

     NEI Group. Total operating expenses of NEI Group were $200,000 for the quarter ended December 31, 2001, a decrease of 56.5% from $460,000 for the quarter ended December 31, 2000.


     Interest Expense,  Net. Consolidated interest expense, net, for the quarter ended  December  31,  2001  was nil as  compared  to nil for the  quarter  ended
December  31,  2000.  The  lack  of  consolidated   net  interest   expense  was
attributable to the  reclassification of HFGTL Group as affiliates following the
New ePoch  Transaction  in August  2000.  Pro forma  consolidated  net  interest expense were nil for the 2001 quarter and 2000 quarter.

     HFGTL Group. Net interest expense of HFGTL Group was $821,000 for the quarter ended December 31, 2001, an increase of 18.1% from $695,000 for the quarter ended December 31, 2000. The increase in net interest expense of HFGTL
Group for the quarter was primarily attributable to increased short-term bank borrowings to support business expansion in Hong Kong and the PRC.

     Share of Profit (Loss) of Affiliates. Consolidated share of profit of affiliates totaled $356,000 during the quarter ended December 31, 2001 as compared to $892,000 during the quarter ended December 31, 2000. Consolidated share of profit of affiliates represents the Company's 31.4% interest in HFGTL
Group, including a 49.9% interest in NEI Group owned by HFGTL. Pro forma consolidated share of profit of affiliates totaled $356,000 for the quarter ended December 31, 2001 and $889,000 for the quarter ended December 31, 2000.

     Income Taxes. Consolidated income taxes for the quarter ended December 31, 2001 was $39,000 as compared to $81,000 for the quarter ended December 31, 2000.
Pro forma consolidated income tax expense were $39,000 for the 2001 quarter and $80,000 for the 2000 quarter.

     HFGTL Group. Income tax expense of HFGTL Group was $124,000 for the quarter ended December 31, 2001, a decrease of 51.6% from $256,000 for the quarter ended
December 31, 2000. The decrease in income tax expense of HFGTL Group for the quarter was primarily attributable to reduced taxable income during the current period.

Nine Months Ended  December 31, 2000 Compared to Nine Months Ended  December 31,
2001

                                                                                                                   Pro Forma
                                    HFGTL Group                 NEI Group               Consolidated              Consolidated
                               ----------------------    ----------------------    ----------------------    ----------------------
Nine Months Ended December 31,   2000         2001         2000         2001         2000         2001         2000         2001
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Revenues                    $ 102,929    $ 124,163    $    --      $    --      $ 43,502 $        --      $    --      $    --
   Cost of sales and services    (85,742)    (105,851)        --           --        (35,175)        --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Gross profit                   17,187       18,312         --           --          8,327         --           --           --
   Selling, general and
      administrative expenses    (31,619)     (10,466)        (891)        (654)      (3,734)         (47)         (28)         (47)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Operating income (loss)       (14,432)       7,846         (891)        (654)       4,593          (47)         (28)         (47)
   Interest expense, net          (1,669)      (2,443)         (33)        (449)        (508)        --           --           --
   Loss on dilution of
     equity interests
     in subsidiaries                --           --           --           --         (1,157)        --           --           --
   Provision for amount
     due from an affiliate          --           (539)        --           --           --           --           --           --
   Share of profit (loss) of
     affiliates                     (592)        (550)        (966)        --         (7,413)       1,355        2,222        1,355
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
      income taxes               (16,693)       4,314       (1,890)      (1,103)      (4,485)       1,308        2,194        1,308
   Provision for income taxes       (641)        (432)        --           --           (421)        (136)        (201)        (136)
   Minority interest                --           --           --           --         (1,785)        --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Net income (loss)           $ (17,334)   $   3,882    $  (1,890)   $  (1,103)   $  (6,691)   $   1,172    $   1,993    $   1,172
                               =========    =========    =========    =========    =========    =========    =========    =========

     Revenues and Gross Profit. Consolidated revenues for the nine months ended December 31, 2001 were nil as compared to $43.5 million for the nine months ended December 31, 2000. The decrease in consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2000 and 2001 periods.

     Consolidated gross profit for the nine months ended December 31, 2001 was nil as compared to $8.3 million for the nine months ended December 31, 2000. The decrease in consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000. Pro forma consolidated gross profit was nil for both the 2000 and 2001 periods.

     HFGTL Group. Total revenues of HFGTL Group were $124.2 million for the nine months ended December 31, 2001, an increase of 20.6% from $102.9 million for the nine months ended December 31, 2000. The increase in revenues of HFGTL Group for the period was primarily attributable to increased marketing efforts and adoption of a more competitive pricing strategy, which was partially offset by weekness during the third fiscal quarter discussed above.

     Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 30.8% to $100.6 million during the nine months ended December 31, 2001 from $76.9 million during the same period in the prior year. Sales within Southeast Asia accounted for 81% of total sales during the current period as compared to 74.7% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in the region, particularly in the PRC, during the current period. Sales in Southeast Asia (not including Hong Kong and the PRC) during the nine months ended December 31, 2001 increased 11.8% to $16.1 million from $14.4 million for the same period in the prior year.

     Outside of Asia (mainly in the United States and Europe), HFGTL Group experienced a 9.4% decrease in sales with these sales accounting for 19% of total sales in the nine months ended December 31, 2001 as compared to 25.3% of total sales in the same period of the prior year. The decrease in sales outside of Asia was attributable to a shift in marketing resources and efforts to, and strong product demand in Hong Kong and the PRC. Sales in Europe decreased approximately 25.3% to $7.4 million for the nine months ended December 31, 2001 from $9.9 million in the same period of the prior year. Sales in the United States increased approximately 3.1% to $10.1 million during the nine months ended December 31, 2001 from $9.8 million in the same period of the prior year.

     Gross profit of HFGTL Group increased by 6.5% to $18.3 million during the current period from $17.2 million during the same period in the prior fiscal year. The increase in gross profit was mainly attributable to the increase in revenues. Gross margin decreased to 14.7% in the current period from 16.7% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to increased competition, the adoption of a more competitive pricing strategy and the increased sales of gold products of relatively lower profit margin which was partially offset by the improving sales of higher margin products.

     NEI Group. Total revenues of NEI Group were nil during the current period and the prior year period. NEI Group operations during the current period were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

     Operating Expenses. Consolidated operating expenses for the nine months ended December 31, 2001 were $47,000 as compared to $3.7 million for the nine months ended December 31, 2000. The decrease in consolidated operating expenses was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated operating expenses were $47,000 for the current period and $28,000 for the prior year period.

     HFGTL Group. Total operating expenses of HFGTL Group were $10.5 million for the nine months ended December 31, 2001, a decrease of 66.9% from $31.6 million for the nine months ended December 31, 2000. The decrease in operating expenses of HFGTL Group for the period was primarily attributable to the adoption of new Statements of Standard Accounting Practice in Hong Kong. As a result, goodwill arising on the New ePoch transaction of approximately $24.1 million, which was eliminated against HFGTL's reserve in August 2000, is reinstated and an impairment loss of approximately $24.1 million has been recognized in the statement of operations for the quarter ended September 30, 2000. It was partially offset by the increased selling expenses to support business expansion in Hong Kong and the PRC.

     NEI Group. Total operating expenses of NEI Group were $654,000 for the nine months ended December 31, 2001, a decrease of 26.6% from $891,000 for the nine months ended December 31, 2000.

     Interest Expense, Net. Consolidated interest expense, net, for the nine months ended December 31, 2001 was nil as compared to $508,000 for the nine months ended December 31, 2000. The decrease in consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated net interest expense were nil for the 2001 period and 2000 period.

     HFGTL Group. Net interest expense of HFGTL Group was $2.4 million for the nine months ended December 31, 2001, an increase of 46.4% from $1.7 million for the nine months ended December 31, 2000. The increase in net interest expense of HFGTL Group for the period was primarily attributable to increased short-term bank borrowings to support business expansion in Hong Kong and the PRC.

     Loss on Dilution of Equity Interests in Subsidiaries. The Company reported a loss during the nine month period ended December 31, 2000 in the amount of $1.2 million on the dilution of the Company's effective ownership interest in HFGTL from 53.145% to 35% as a result of the New ePoch Transaction.

     Share of Profit (Loss) of Affiliates. Consolidated share of profit of affiliates totaled $1.4 million during the nine months ended December 31, 2001 as compared to a loss of $7.4 million during the nine months ended December 31, 2000. Consolidated share of profit of affiliates represents the Company's 31.4% interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL. Pro forma consolidated share of profit of affiliates totaled $1.4 million for the nine months ended December 31, 2001 and $2.2 million for the nine months ended December 31, 2000.

     Income Taxes. Consolidated income taxes for the nine months ended December 31, 2001 was $136,000 as compared to $421,000 for the nine months ended December 31, 2000. The decrease in consolidated income tax expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated income tax expense were $136,000 for the 2001 period and $201,000 for the 2000 period.

     HFGTL Group. Income tax expense of HFGTL Group was $432,000 for the nine months ended December 31, 2001, a decrease of 32.6% from $641,000 for the nine months ended December 31, 2000. The decrease in income tax expense of HFGTL Group for the period was primarily attributable to a decrease in taxable income for the current period compared with the corresponding period in the prior year.

     Minority Interest. Consolidated minority interest was nil during the nine months ended December 31, 2001 as compared to $1.8 million during the nine months ended December 31, 2000. The decrease in minority interest was attributable to reclassification of HFGTL Group from as subsidiaries to become affiliates following the New ePoch Transaction. Pro forma consolidated minority interest was nil for the periods ended December 31, 2001 and 2000.

Financial Condition, Liquidity and Capital Resources

     The Company had no cash balance and had a working capital deficit of $303,000 at both December 31, 2001 and March 31, 2001. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

     For the nine months ended December 31, 2001 no cash was used in operating activities as compared to net cash used in operating activities of $5.8 million for the corresponding period of the prior year. This change resulted from the reclassification of HFGTL Group as affiliates.

     No cash was used in investing activities during the nine months ended December 31, 2001 compared with $23.1 million used in investing activities during the nine months ended December 31, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

     No cash was provided by financing activities during the nine months ended December 31, 2001 compared with $9.4 million provided during the nine months ended December 31, 2000. This change resulted from the reclassification of HFGTL Group as affiliates.

     The Company had no long term debt at both December 31, 2001 and March 31, 2001. This was attributable to the reclassification of HFGTL Group from as consolidated subsidiaries to become as affiliates.

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

     In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the nine months ended December 31, 2001 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

     HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank loans of HFGTL Group, in the principal amount of approximately $11.7 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 3.5% during the nine months ended December 31, 2001. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K, dated December 7, 2001, reporting under Item 9 - Regulation FD Disclosure, the issuance of a press release disclosing the operating results of its affiliate, Hang Fung Gold Technology Limited.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  S.W. LAM, INC.


Dated:   March 21, 2002                           By:   /s/ Lam Sai Wing
                                                     ---------------------------
                                                     Lam Sai Wing, President and
                                                     Chief Executive Officer

Dated:   March 21, 2002                           By:   /s/ Chan Yam Fai, Jane
                                                     ---------------------------
                                                     Chan Yam Fai, Jane
                                                     Chief Financial Officer