Form 10-Q
period 2002-06-30
LAM SW INC
filed 2002-11-21
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                             Kaiser Estate, Phase II
                      28 Man Lok Street, Hunghom, Hong Kong
                     --------------------------------------
                    (Address of principal executive offices)

                                 (852) 2766 3688
               --------------------------------------------------
              (Registrant's telephone number, including area code)

             Unit 25-32, 2nd Floor, Block B, Focal Industrial Centre
                      21 Man Lok Street, Hunghom, Hong Kong
             --------------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of October 10, 2002, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.

                                      INDEX



                                                                          Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2002 and
           June 30, 2002......................................................1

           Consolidated Statements of Operations - For the three
           months ended June 30, 2001 and June 30, 2002.......................2

           Consolidated Statements of Cash Flows - For the three
           months ended June 30, 2001 and June 30, 2002.......................3

           Notes to Consolidated Financial Statements.........................4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................7

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........15

  Item 4.  Controls and Procedures...........................................15

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................16

SIGNATURES...................................................................17

CERTIFICATIONS...............................................................18

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                     March 31,        June 30,
ASSETS                                                2002             2002
                                                  -------------    ------------

Current asset:
  Cash and cash equivalents                      $        0          $      0

Investment in affiliates                             21,707            22,096
                                                   --------           --------
     Total assets                                $   21,707          $ 22,096
                                                   ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
  Due to a director                              $      303          $    303

Stockholders' equity:
  Preferred stock                                         0                 0
  Common stock                                           13                13
  Additional paid-in capital                            528               528
  Retained earnings                                  20,863            21,252
                                                    -------           -------
     Total stockholders' equity                      21,404            21,793
                                                    -------           -------
     Total liabilities and stockholders' equity   $  21,707          $ 22,096
                                                    =======           =======



        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                    2001                  2002
                                                   -------              --------

Total revenues                                   $         0      $          0

Cost of sales and services                                 0                 0
                                                  ----------          ---------

        Gross profit                                       0                 0

Selling, general and administrative expenses               0               (12)
Interest expense                                           0                 0
Interest income                                            0                 0
Gain on dilution of equity interest in affiliates          0                13
Share of profit of affiliates                            550               388
                                                   ---------          ---------

Income before income taxes and minority interests        550               389

Provision for income taxes                                 0                 0
                                                   ----------         ---------

Net income                                          $    550          $    389
                                                    ========          ========

Basic income per share                              $   0.04          $   0.03
                                                    ========          ========

Weighted average shares outstanding               12,865,000        12,865,000
                                                  ==========        ==========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)


                                                           Three Months Ended June 30,
                                                            2001               2002
                                                           -------            -------

Cash flows from operating activities:
Net income                                                $    550         $    389
Adjustments to reconcile net income to net cash
    used in operating activities:
    Share of profit of affiliates                             (550)            (388)
   Gain on dilution of equity interest in affiliates             0              (13)
Increase in operating assets                                     0                0
Increase in operating liabilities                                0                0
                                                          ---------         --------

     Net cash used in operating activities                       0              (12)
                                                          ---------         --------

Cash flows from investing activities:

Increase in amount due to affiliates                             0               12
                                                          ---------         --------
      Net cash provided by investing activities                  0               12
                                                          ---------         --------

Cash flows from financing activities:

       Net cash provided by financing activities                 0                0
                                                          ---------         --------

       Net decrease in cash and cash equivalents                 0                0

Cash and cash equivalents, as of beginning of period             0                0
                                                          ---------         --------

Cash and cash equivalents, as of end of period            $      0         $      0
                                                          =========         ========

        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2002

1.       INTERIM PRESENTATION

         The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and its subsidiary, together with the share of post acquisition results and reserves of its affiliates under the equity method of accounting. The March 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending March 31, 2003.

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

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                  June 30, 2002

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

         During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. The gain resulting from dilution of the Company's interest in HFGTL, amounted to approximately $13,000, was included in the consolidated statement of operations for the three months ended June 30, 2002.

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

              The following tables present operating results of HFGTL Group and NEI Group for the three months ended June 30, 2001 and 2002 (in US$,000):

               HFGTL Group
                                                  Three Months Ended June 30,
                                                    2001                2002

              Total revenues                 $     42,002              $ 51,571
              Cost of sales and service           (35,845)              (42,016)
                                              ------------            ----------
              Gross profit                          6,157                 9,555
              Selling, general and
                 administrative expenses           (3,203)               (7,189)
                                               -----------            ----------
              Operating income                      2,954                  2,366
              Interest income (expense), net         (546)                 (497)
              Share of loss of associates            (185)                 (227)
              Provision for amount due
                 from an associate                   (185)                 (258)
                                              -----------             ----------
              Income before income taxes            2,038                 1,384
              Provision for income taxes             (282)                 (141)
                                              -----------             ----------
              Net income                     $      1,756             $   1,243
                                              ===========             ==========

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                  June 30, 2001


3.       AFFILIATED COMPANY DISCLOSURE (Cont'd)

         b. Affiliate Operating Results (Cont'd)

                 NEI Group
                                                 Three Months Ended June 30,
                                                  2001                  2002
                                                 ------                ------
              Total revenues                  $        0           $       32
              Cost of sales and service               (0)                  (3)
                                               ----------           ----------
              Gross profit                             0                   29
              Selling, general and
                 administrative expenses            (239)                (305)
                                               ----------           ----------
              Operating loss                        (239)                (276)
              Interest expense, net                 (132)                (122)
              Share of loss of associates              0                  (57)
              Provision for amount due
                 from an associate                     0                    0
                                               ----------           ----------
              Loss before income taxes              (371)                (455)
              Provision for income taxes               0                    0
                                               ----------           ----------
              Net loss                          $   (371)          $     (455)
                                               ==========           ==========

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

Reclassification of Subsidiary as Affiliate

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

         During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. The gain resulting from dilution of the Company's interest in HFGTL, amounted to approximately $13,000, was included in the consolidated statement of operations for the three months ended June 30, 2002.

         Critical Accounting Policies

                  Our consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of our company including information regarding contingencies, risk and financial condition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout our company. Actual results may differ from these estimates under different assumptions or conditions.

                  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

                  - Principals of Consolidation and Accounting for Interests in Subsidiaries and Affiliates. As a result of the Group Reorganization, the HFG Placement and the exercise of options to purchase shares of HFGTL, from and after May 29, 2002, the Company holds 100% of the outstanding stock of Quality Prince and Quality Prince holds 31.05% of HFGTL and HFGTL holds 49.9% of NEH. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Quality Prince. However, the Company and Quality Prince are holding companies which carry on no active business other than their ownership of interests in HFGTL and, indirectly, NEH.

                  The Company's investment in affiliates for which it ownership exceeds 20%, but which are not majority-owned or controlled by the Company, is accounted for using the equity method of accounting. Under the equity method, the Company's proportionate share of the affiliates' net income or loss is included in the consolidated statement of operations. Accordingly, the Company's proportionate share of the net income or loss of HFGTL, including its interest in NEH, is reflected as a single line item under share of income (loss) of affiliates. Prior to August 28, 2000 the Company included, and had the Company retained greater than 50% control of HFGTL the Company would include, the accounts of HFGTL in its consolidated financial statements and the portion of any income or loss not attributable to the Company would be reflected as a minority interest.

                  - Revenue Recognition and Accounts Receivable. Revenue of Hang Fung Gold consists of the net invoiced value of merchandise sold after allowances for returns and discounts and rental income. Revenue is recognized when the outcome of a transaction can be measured reliably and when it is probable that the economic benefits associated with the transaction will flow to Hang Fung Gold. Sales revenue is recognized when the merchandise is delivered and title has passed. A reserve is established at that time for estimated sales returns, discounts and uncollectible amounts. The reserve is based primarily on management's evaluation of the financial condition of the customer and historical data relating to returns, discounts and uncollectible receivables. Hang Fung Gold has demonstrated the ability to make reasonable and reliable estimates of product returns, discounts and uncollectible receivables. Rental income is recognized on a straight-line basis over the period of the relevant leases. Interest income is recognized on a timeproportion basis on the principal outstanding and at the rate applicable.

         - Inventories. Inventories are stated at the lower of cost and net realizable value. Cost includes costs of raw materials calculated using the first-in, first-out method of costing and, in the case of finished goods, also direct labor and an appropriate proportion of production overheads. Net realizable value is based on estimated selling prices in the ordinary course of business, less further costs expected to be incurred to completion and disposal. Provision is made for obsolete, slow-moving or defective items where appropriate.

         When inventories are sold, the carrying amount of those inventories is recognized as an expense in the period in which the related revenue is recognized. The amount of any write-down of inventories to net realizable value and all losses of inventories are recognized as an expense in the period the write-down or loss occurs. The amount of reversal of any write-down of inventories, arising from an increase in net realizable value, is recognized as a reduction in the amount of inventories recognized as an expense in the period in which the reversal occurs.

         - Investment in Associates and Properties; Impairment of Assets. Hang Fung Gold maintains investments in various privately held entities involved in the development of e-commerce trading facilities. Investment in associates is stated at Hang Fung Gold's share of the fair value of the identifiable net assets of the associates at the time of acquisition, adjusted for Hang Fung Gold's share of undistributed post-acquisition results and reserves of the associates, distributions received from the associates and other necessary alterations in Hang Fung Gold's proportionate interest in the associates arising from changes in the equity of the associates that have not been included in the income statement.

         Hang Fung Gold also maintains investments in various properties. Investment properties are interests in leasehold land and buildings in respect of which construction and development work has been completed and which is held for their long-term investment potential. Investment properties are included in the balance sheet at their open market value on the basis of an annual valuation by an independent qualified valuer. All changes in the value of investment properties are dealt with in the investment properties revaluation reserve unless the total of this reserve is insufficient to cover a deficit on a portfolio basis, in which case the net deficit is charged to the income statement. When an investment property is disposed of, previously recognized revaluation surpluses are reversed and the gain or loss on disposal reported in the income statement is determined based on the net disposal proceeds less the original cost.

         No depreciation is provided for investment property unless the unexpired lease term is 20 years or less, in which case depreciation is provided on the then carrying value over the unexpired lease term.

         Hang Fung Gold reviews long-lived assets, including its investments in affiliates and in investment properties, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Where it is determined that an asset has been impaired, a loss will be recorded and the value of the asset as reported will be reduced to the estimated recoverable value. Due to the dramatic downturn in the internet market, Hang Fung Gold recorded a charge of $1.1 million in fiscal 2002 relating to the impairment of its investment in affiliates engaged in development of an e-commerce trading facility.

Results of Operations

         Following the New ePoch Transaction and HFGTL Placement, the operations of HFGTL Group are no longer consolidated but are reported as a share of profit in affiliates. For purposes of comparability, the discussion herein includes (1) consolidated results of operations as reported and (2) operating results of the Company's affiliates, HFGTL Group and NEI Group, which results are not included in the consolidated results of operations of the Company.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2002


                                        HFGTL Group              NEI Group        Consolidated
Quarter ended June 30,                2001       2002       2001        2002     2001     2002
                                     -------    ------     ------      ------   ------   -------

(in US$,000)

       Revenues                     $ 42,002   $ 51,571   $    0       $  32    $    0        0
       Cost of sales and services    (35,845)   (42,016)       0          (3)        0        0
                                    ---------  ---------  -------    --------    ------  -------
       Gross profit                    6,157      9,555        0          29         0        0
       Selling, general and
          administrative expenses     (3,203)     7,189     (239)       (305)        0      (12)
                                    ---------  ---------  -------    --------    ------  -------
       Operating income (loss)         2,954      2,366     (239)       (276)        0      (12)
       Interest expense, net            (546)      (497)    (132)       (122)        0        0
       Gain on dilution of equity
         interest in affiliates            0          0        0           0         0       13
       Share of profit (loss) of
         affiliates                     (185)      (227)       0         (57)      550      388
       Write-back of (Provision for)
         amount due from an affiliate   (185)      (258)       0           0         0        0
                                    ---------  ---------  -------   ---------    ------- -------
       Income (loss) before
          income taxes                 2,038      1,384     (371)       (455)      550      389
       Provision for income taxes       (282)      (141)       0           0         0        0
                                   ----------  ---------  -------   ---------    ------- -------
       Net income (loss)            $  1,756   $  1,243   $ (371)    $  (455)   $  550  $   389
                                   ==========  =========  =======   =========    ======= =======


         Revenues and Gross Profit. Consolidated revenues for the three months ended June 30, 2001 and 2002 were nil. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         Consolidated gross profit for the quarter ended June 30, 2001 and 2002 was nil. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New ePoch Transaction in August 2000.

         HFGTL Group. Total revenues of HFGTL Group were $51.6 million for the three months ended June 30, 2002, an increase of 22.8% from $42 million for the three months ended June 30, 2001. The increase in revenues of HFGTL Group for the quarter was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 50.3% to $47.8 million during the three months ended June 30, 2002 from $31.8 million during the same period in the prior year. Sales within Southeast Asia accounted for 92.6% of total sales during the current period as compared to 75.7% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in Hong Kong and the PRC. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended June 30, 2002 decreased 40% to $4.5 million from $7.5 million for the same period in the prior year due to the concentration of marketing efforts in Hong Kong and the PRC.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 62.7% decrease in sales with these sales accounting for 7.4% of total sales in the three months ended June 30, 2002 as compared to 24.3% of total sales in the same period of the prior year. The decrease in sales outside of Southeast Asia was attributable to the concentration of marketing efforts in Hong Kong and the PRC and deteriorating macroeconomic conditions worldwide. Sales in Europe decreased approximately 51.4% to $1.8 million for the three months ended June 30, 2002 from $3.7 million in the same period of the prior year. Sales in the United States decreased approximately 56% to $2 million during the three months ended June 30, 2002 from $4.5 million in the same period of the prior year.

         Gross profit of HFGTL Group increased by 54.8% to $9.6 million during the current period from $6.2 million during the same period in the prior fiscal year. The increase in gross profit was attributable to the increase in net sales. Gross margin increased to 18.5% in the current period from 14.7% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to a change in product mix reflected in increased sales of higher profit margin products.

         NEI Group. Total revenues of NEI Group were $32,000 during the current period as compared to nil during the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the three months ended June 30, 2002 were $12,000 as compared to nil for the three months ended June 30, 2001. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Total operating expenses of HFGTL Group were $7.2 million for the three months ended June 30, 2002, an increase of 125% from $3.2 million for the three months ended June 30, 2001. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased sales and marketing costs to promote its "3-D Gold" and "La Milky Way" products and brands.

         NEI Group. Total operating expenses of NEI Group were $305,000 for the three months ended June 30, 2002, an increase of 27.6% from $239,000 for the three months ended June 30, 2001.

         Interest Expense, Net. Consolidated interest expense, net, for the three months ended June 30, 2002 and June 30, 2001 was nil. The lack of consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $497,000 for the three months ended June 30, 2002, a decrease of 9% from $546,000 for the three months ended June 30, 2001. The decrease in net interest expense of HFGTL Group for the quarter was primarily attributable to lower interest rates on bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates, net of taxes, totaled $388,000 during the quarter ended June 30, 2002 as compared to $550,000 during the quarter ended June 30, 2001. Consolidated share of profit of affiliates represents the Company's 31.05% interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL.

         Income Taxes. Consolidated income taxes were nil for both the three months ended June 30, 2002 and June 30, 2001.

         HFGTL Group. Income tax expense of HFGTL Group was $141,000 for the three months ended June 30, 2002, a decrease of 50% from $282,000 for the three months ended June 30, 2001. The decrease in income tax expense of HFGTL Group for the quarter was primarily attributable to the increase in operating expenses which led to lower pre-tax net income.

Financial Condition, Liquidity and Capital Resources

         Cash and Working Capital. The Company had no cash balance and had a working capital deficit of $303,000 at both June 30, 2002 and March 31, 2002. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

         At June 30, 2002, Hang Fung Group had cash balances of $14.8 million and working capital of $45.9 million as compared to a cash balance of $11.5 million and working capital of $30.5 million at March 31, 2002 and New Epoch had cash balances of $1.1 million and working capital of $1.4 million as compared to cash balances of $1.3 million and working capital of $1.9 million at March 31, 2002. Included in the cash balance of Hang Fung Group were $10.8 million at June 30, 2002 and $10 million at March 31, 2002 which amounts were pledged as collateral to secure existing bank financing facilities.

         Cash Flows. For the three months ended June 30, 2002, net cash used by the Company in operating activities amounted to $12,000 as compared to nil during the three months ended June 30, 2001.

         Net cash provided by investing activities totaled $12,000 during the 2002 quarter as compared to nil during the 2001 quarter and consisted of advances by the Company's affiliate, HFGTL, to pay operating expenses of the Company.

         No cash was provided by, or used in, financing activities for the quarters ended June 30, 2002 and 2001.

         The Company had no long term debt at both June 30, 2002 and March 31, 2002.

         Hang Fung Group had long term debt of $14.6 million at June 30, 2002 as compared to $8.5 million at March 31, 2002 and New Epoch had long term debt of $6.4 million at June 30, 2002 and March 31, 2002.

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

         At June 30, 2002, the Company had no material capital commitments. Hang Fung Group intends to use available funds as needed to expand its wholesale and retail business. Additionally, Hang Fung Group expanded the 3D-Gold Tourism Exhibition Hall with the addition of 30,000 square feet of retail space opening in September 2002. New Epoch intends to use available funds to develop and maintain its e-commerce trading facilities.

         At June 30, 2002, the Company had no material capital resources and Hang Fung Group's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. Hang Fung Group's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. Hang Fung Group's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. Hang Fung Group's total available bank credit facilities at June 30, 2002 were approximately $72 million of which approximately $66.2 million had been used at such date.

         At June 30, 2002, Hang Fung Group also had a number of capital leases and operating leases pursuant to which Hang Fung Group holds various facilities and equipment. At June 30, 2002, Hang Fung Group's capital lease obligations totaled $3.8 million of which $2 million was attributable to current lease obligations.

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

         In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the three months ended June 30, 2002 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $17.5 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 1.75% during the three months ended June 30, 2002. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

Item 4.  Controls and Procedures

         Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

     (a)  Exhibits

     99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 S.W. LAM, INC.


Dated:   November 21, 2002                    By:/s/ Lam Sai Wing
                                                 ----------------------
                                                 Lam Sai Wing, President and
                                                 Chief Executive Officer

Dated:   November 21, 2002                    By:/s/ Chan Yam Fai, Jane
                                                 ----------------------
                                                 Chan Yam Fai, Jane
                                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Lam Sai Wing, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of S.W. Lam, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 21, 2002
By: /s/ Lam Sai Wing
Lam Sai Wing
Chief Executive Officer

I, Chan Yam Fai, Jane, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of S.W. Lam, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 21, 2002

By: /s/ Chan Yam Fai, Jane
Chan Yam Fai, Jane
Chief Financial Officer