Form 10-K
period 2002-09-30
LAM SW INC
filed 2002-11-21
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
                 ----------------------------------------------
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

      Title of Each Class            Name of Each Exchange on Which Registered
            None                                       None

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of July 29, 2002, 12,865,000 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price, was approximately $234,750.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------
PART I

         ITEM 1.  BUSINESS .................................................3
         ITEM 2.  PROPERTIES...............................................12
         ITEM 3.  LEGAL PROCEEDINGS........................................12
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS......................................12

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS..........................13
         ITEM 6.  SELECTED FINANCIAL DATA            ......................14
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............15
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK........................................28
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............28
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...................28

PART III

         ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
                  AND CONTROL PERSONS......................................29
         ITEM 11. EXECUTIVE COMPENSATION...................................30
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT....................................31
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS.............................................32
         ITEM 14. CONTROLS AND PROCEDURES..................................33

PART IV

         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K......................................33

                  SIGNATURES...............................................35

                  CERTIFICATIONS...........................................36

                  INDEX TO FINANCIAL STATEMENTS............................38

                                     PART I

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 23 of this Form 10-K.

         The Company operates through its present various affiliates, all of which are located outside of the United States. Unless otherwise indicated or the context otherwise requires, the term Company refers collectively to S.W. Lam, Inc., where appropriate, and its subsidiaries or its affiliates. All references to China or the PRC are to the Peoples' Republic of China.

         The Company's functional currency is Hong Kong Dollars ("HK$"). For the convenience of readers, unless otherwise indicated, all financial information contained herein is presented in United States Dollars ("US$"). Translation of amounts from HK$ into US$ has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2002 of US$1.00 = HK$7.8. No representation is made that the HK$ amounts could have been, or could be, converted into US$ at that rate or at any other rate.

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

Company Structure

         The following chart sets forth the organization of the Company and its principal subsidiaries and affiliates as of March 31, 2002:

                                 S.W. Lam, Inc.
                          (incorporated in Nevada, US)

                100%

                             Quality Prince Limited
                    (incorporated in British Virgin Islands)

                31.4%

                       Hang Fung Gold Technology Limited
                           (incorporated in Bermuda)

             100%                                                     49.9%
  Macadam Profits Limited                            New ePoch Information (BVI) Company Limted
(incorporated in the  British Virgin Islands)       (incorporated in the British Virgin Islands)


                                               (E-commerce trading platform)

             100%                                       100%
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

Developments During Fiscal Year 2002 - Hang Fung Gold

         In March 2002, Hang Fung Gold completed a reduction of share premium pursuant to which the entire amount of approximately $42.1 million standing to the credit of the share premium account as at March 1, 2002 was cancelled and transferred to the contributed surplus account and an amount of approximately $25.7 million in the contributed surplus account was then applied to eliminate the accumulated deficit as at March 31, 2001 amounting to approximately $25.7 million. The reduction in share premium against accumulated deficit will facilitate the ability of Hang Fung Gold to declare dividends under applicable law if it chooses to do so.

         Core jewelry operations continued during fiscal 2002 with increased emphasis and marketing efforts being devoted to sales and promotion of business in Hong Kong and Mainland China, including the first full year of operations of the 3D-Gold Tourism Exhibition Hall to attract customers and increase the profile of Hang Fung Gold in the region.

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

         In US dollars, the Hang Fung Group's products range in wholesale price from approximately $1 to over $65,000. The mean selling price of the Hang Fung Group's products is between $200 and $280. The following table illustrates, in US dollars, the typical range and average wholesale price of the Hang Fung Group's products by segment:

                                        Wholesale                Average
                                       Price Range          Wholesale Price
                                      -------------         ----------------
Fine gold products..................   $10 to $38,000               $200
Other precious metal products.......    $1 to $65,000                $40
Jewelry products....................   $25 to $26,000               $650
Others..............................     $6 to $500                  $20

 - Product Design and Development

     The Hang Fung Group currently maintains a team of approximately 16 qualified and experienced staff in its in-house product design and development division in its Hong Kong office. The Hang Fung Group has been a pioneer in the introduction of innovative product designs as well as in the development of new production technology in the gold product industry. The product design and development division continuously monitors market trends and consumer preferences and participates in jewelry fairs, exhibitions and competitions to stimulate new ideas. Employees are also encouraged to attend relevant courses and workshops paid by the Hang Fung Group to strengthen their knowledge of production technology for gold products. The product design and development division currently creates over 3,000 new product designs on an annual basis.

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

     During 2002, the Hang Fung Group introduced house brands, such as the "Everlasting Fortune" and "Cupid-Cut" brands in the 3D-Gold diamond jewellery series, and began work to develop higher-margin sterling silver, 18K gold and diamond jewelry product lines.

 - Purchasing

     The primary raw material in the manufacture and assembly of the Hang Fung Group's products is gold bullion. For the year ended March 31, 2002, the cost of gold bullion accounted for approximately 91% of the Hang Fung Group's total purchases.

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

     For the year ended March 31, 2002, purchases of gold from the Hang Fung Group's five largest suppliers accounted for approximately 89% of the Hang Fung Group's total purchases. The Hang Fung Group sources gold bullion regularly from its major suppliers and has not experienced any difficulty in obtaining the raw materials required in the past. The Hang Fung Group has been dealing with its major suppliers for an average period of approximately ten years and maintains a good business relationship with each of them.

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

     Based on the prevailing market situation and given the liquidity of gold bullion in the market, the Hang Fung Group does not actively engage in hedging activities with respect to possible fluctuations in gold prices. The Hang Fung Group's management monitors the fluctuation of gold prices closely and should the need for hedging arise in the future, the Hang Fung Group may engage in hedging transactions. Moreover, the Hang Fung Group has been able to fix the purchase price of gold with its largest supplier with reference to the market gold price at the time the Hang Fung Group's gold products are sold to customers. By using this arrangement, the price of gold payable to its largest supplier will be the same as the price of gold charged by the Hang Fung Group to its customers, thereby minimizing the effect of fluctuation of gold prices on the Hang Fung Group.

 - Manufacturing and Assembly

Production Facilities

     At March 31, 2002, the Hang Fung Group operated production facilities which are located in Hunghom in Hong Kong (the "Hunghom Facility"), and in Sha Tau Kok in the PRC (the "Sha Tau Kok Facility").

-- Production Facilities in the Hong Kong:  Hunghom Facility

     The Hunghom Facility was established in 1988 and is now equipped with 15 production lines which are used primarily for the production of molds, gold memento cards and medals and the electroforming of fine gold and karat gold, as well as the production of computer-scanned gold statuettes. The Hunghom Facility is a vertically integrated facility capable of handling all aspects of the production process, from product design to mold-making and from casting to polishing as well as marketing to distribution.

     The premises of the Hunghom Facility are leased from an independent third party and have a total gross floor area of approximately 31,500 sq. ft., which are used as the Hang Fung Group's office, showroom, and warehouse as well as production facilities.

-- Production Facilities in the PRC:   Sha Tau Kok Facility

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

     The Hang Fung Group used advanced electro-forming technologies to successfully manufacture the world's tallest one-piece electro-formed fine gold statue - the Goddess Kuan Yan and became the only manufacturer capable of producing one-piece electro-formed products in such size. The statue weighs approximately 168kg and is 273cm high with an estimated worth of HK$15 million.

 - Quality Control

     The Hang Fung Group's quality control team consists of 40 persons and is committed to ensure that the products meet the Hang Fung Group's quality standards.

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

     During 2002, Hang Fung Group was also awarded the ISO 9001 certification for its Hunghom Facility.

 - Inventory Policy and Control

     For gold bullion, in general, it is the Hang Fung Group's policy to maintain a stock holding period of approximately 70 days to 80 days. The Hang Fung Group had a stock level at the year ended March 2002 of approximately 3,200 kg of gold reserves for production use. The stock level is monitored by the senior manager of the gold and jewelry division who coordinates the transfer of raw materials and finished goods between the production facilities and the sales and marketing department. Stock movements from the safe or storeroom of each of the production facilities are recorded in the respective stock ledgers and stock movement reports are examined on a regular basis and are submitted to the accounting department of the Hong Kong head offices for consolidation and reconciliation. All movements of stock must be justified by the person making the stock withdrawal. Details, such as stock code, quantity and weight, are completed by the person making the withdrawal on the withdrawal note which will be passed to the senior manager of the gold and jewelry division for approval before the stock withdrawal takes place. The person making the withdrawal, accompanied by another member of staff, must sign the stock withdrawal note to acknowledge receipt of the stock. The person making the withdrawal, the senior manager and the accounting department each respectively keeps one copy of the signed withdrawal note. Goods are stored in safes and storerooms that are installed with a wide range of anti-theft devices. At the production line level, the stock retrieved by a production line supervisor from the storeroom at a production facility is distributed to workers at the production line. The supervisor keeps a record stating particulars such as type and weight of stock distributed to each worker. At the end of each working day, each worker stores his/her stock in a safety box and the locked safety box is returned to the production line supervisor. The supervisor then stores the safety boxes collected from the workers in a subsection designated for the production line in the storeroom master safe. At the end of a production cycle, the workers return the stock to the production line supervisors who will check against their records to ensure that the stock returned matches with the particulars stated in the records. Stock counts are performed on a monthly and ad hoc basis by the accounting department and the results of the stock counts are checked against the stock ledger.

 - Sales and Marketing

     The Hang Fung Group's marketing and sales activities are carried out by a team of approximately 300 staff members. The Hang Fung Group's marketing and sales staff carries out marketing and sales activities under the guidance of senior management which oversees the sales staff and overall marketing strategy. The Hang Fung Group's marketing and sales staff is responsible for establishing and maintaining relations with third party sales representatives and customers as well as marketing the Hang Fung Group's products to customers. The marketing and sales executives regularly attend trade fairs, seminars and exhibitions in Hong Kong and overseas in order to keep abreast of new product developments and market trends, to maintain regular contact with existing customers and to meet potential customers. Through participation in exhibitions, the Hang Fung Group is able to promote its corporate image, increase public awareness of its products and strengthen its competitive position in the gold products market.

     Since its opening by the Hang Fung Group in January 2001, the 3D-Gold Tourism Exhibition Hall (the "Exhibition Hall") is a core component of the Hang Fung Group's marketing efforts, serving as both a showroom for the Hang Fung Group's products and technology and as a tourist attraction to meet the increasing business generated by tourists. The Exhibition Hall is located at the ground floor, 28 Man Lok Street, Hunghom, Kowloon and occupies a gross floor area of approximately 20,000 square feet. The Exhibition Hall reinforces the Hang Fung Group's determination to manufacture gold and jewellery products with innovative technology. The Exhibition Hall displays various scenes such as the Fine Gold Kuan Yan Statue, the Worlds' Largest Fresh Water Pearl, Super Star Wax Models, the 12 Zodiac of the Yuan Ming Yuan, and the Gold and Jewellery Environmentally Friendly Washroom which has been cited in the Guinness Book of World Records as "the world's most expensive bathroom" and as having "the world's most expensive toilet". Each scene has special characteristics. The Exhibition Hall expands the Hang Fung Group's customer base and revenue base and promotes Hong Kong's tourism industry with the development of a new and innovative  tourist  destination.  During  its  first  year of  operations,  the
Exhibition Hall attracted more than one million visitors. In order to accommodate an increase in visitors anticipated to occur as a result of various undertaking by the Hong Kong government to attract and transport increased tourism, the Hang Fung Group is expanding the Exhibition Hall with the addition of 30,000 square feet of retail space scheduled to open in September 2002.

     Other promotional activities undertaken by the Hang Fung Group include the placing of advertisements in television, trade magazines, journals and other public media as well as direct mailing of product catalogues to existing and potential customers and maintenance of an Internet web site which provides comprehensive product information.

     In the PRC, potential customers have historically been referred to the Hang Fung Group by existing customers or learn about the Hang Fung Group's products from other sources such as advertisements. Customers may place orders to the Hang Fung Group's Hong Kong office by fax, telex, telephone or e-mail. In any event, all deliveries pursuant to confirmed orders from PRC customers are made in Hong Kong to the party designated by the PRC customers located in Hong Kong. The Hang Fung Group does not hold a PRC license to distribute its products in the PRC to customers in the PRC. The Hang Fung Group's PRC customers (being customers who have invoicing addresses in the PRC, and which are believed to be either wholesale distributors or retailers) are responsible for arranging the importation of the products in the PRC.

     Through an alliance with the The Administration of Shatoujiao Free Trade Zone of Shenzhen (the "Free Trade Administration"), Hang Fung branded products are sold through 30 retail chain stores. Pursuant to the alliance, the Hang Fung Group, jointly with the Free Trade Administration, developed the wholesale and retail business in the PRC by establishing and selling products under its own "3D-Gold" and "La Milky Way" brands.

     The Hang Fung Group has established solid business relationships with its customers and many of them have in turn introduced new customers to the Hang Fung Group. The Hang Fung Group also sponsors selected customers to attend major gold jewelry trade shows so as to further promote market awareness of the Hang Fung Group's products.

     The principal markets to which the Hang Fung Group's products are distributed are the PRC, Hong Kong, South East Asia, the United States and Europe. Sales by region (excluding Subcontracting fees) for the three years ended March 31, 2002 have been as follows:

                              2000                2001               2002
                        ---------------    ----------------  ------------------
                        Amount             Amount              Amount
                        $,000   Percent    $,000    Percent    $,000    Percent
                        ------- --------   -------  -------  --------   -------
PRC and Hong Kong.....   51,605     41.9   98,408      57.8    152,776     76.0
Southeast Asia........   17,268     14.0   30,524      17.9     21,622     10.7
United States.........   19,179     15.6   18,065      10.6     17,372      8.6
Europe................   24,142     19.6   15,129       8.9      7,774      3.9
Others................   10,921      8.9    8,099       4.8      1,579      0.8
                       --------  ------- --------   -------   --------  -------
   Total..............  123,115    100.0  170,225     100.0    201,122    100.0
                        =======    =====  =======     =====   ========   ======

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

     At March 31, 2002, the Hang Fung Group had approximately 300 regular customers. The Hang Fung Group estimates that, through customers and their extensive distribution networks, the products manufactured by the Hang Fung Group are sold in approximately 2,000 retail outlets worldwide.

     For the year ended March 31, 2002, the Hang Fung Group five largest customers accounted for approximately 11.1% of sales. During fiscal 2002, no customers accounted for more than 5% of the Hang Fung Group's revenues. The Hang Fung Group has no long term contracts with any customers. The Hang Fung Group's top five customers have each had a business relationship with the Hang Fung Group for over five years.

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

Staff

     As of March 31, 2002, the Hang Fung Group had approximately 2,000 employees, including 14 employees of New Epoch. Of the Hang Fung Group's employees, approximately 280 staff members are located in Hong Kong with the remaining employees being located in the PRC. None of the Hang Fung Group's or New Epoch's employees is governed by collective bargaining agreements and the Hang Fung Group and New Epoch each consider its relations with its employees to be satisfactory.

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

ITEM 2. PROPERTIES

     Both the Company's and Hang Fung Group's executive offices are located at Unit 25-32, Second Floor, Focal Industrial Centre, 21 Man Lok Street, Hunghom, Hong Kong. This facility consists of approximately 31,500 square feet of office space, and is leased by the Hang Fung Group from an unaffiliated third party for approximately HK$2,395,000 (US$307,000) for fiscal 2002. This office space also houses certain marketing, product design and high quality gold production operations.

     The Hang Fung Group's principal production operations are conducted at facilities located in Sha Tau Kok, the PRC. The Hang Fung Group's principal production facilities are described in "Item 1. Business" under the heading "Manufacturing and Assembly, Production Facilities."

     The Hang Fung Group's principal showroom and marketing facilities are located in the Exhibition Hall which is described in "Item 1. Business" under the heading "Sales and Marketing." The space housing the Exhibition Hall is leased by the Hang Fung Group from an unaffiliated third party for approximately HK$1,090,000 (US$140,000) per year pursuant to a lease expiring in November 2003. A second lease covering the current pending expansion of the Exhibition Hall provides for annual lease payment of approximately HK$342,000 (US$44,000) with a term expiring in October 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     While the Company's Common Stock trades in the over-the-counter market under the symbol "CHRM.PK", there is no established trading market in the Company's Common Stock and trading therein is sporadic. The last reported price of the Company's Common Stock, as of October 30, 2002, was $0.01.

Holders

     At November 7, 2002, there were approximately 108 record holders of the Company's Common Stock.

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

                                                                 Year Ended March 31,
                                           ----------------------------------------------------------
                                             1998       1999        2000          2001         2002
                                           --------   --------    --------      --------     --------
                                                (amounts stated in US$,000, except per share data)

Income Statement Data (1):
Net sales..............................   $57,994    $ 85,005     $ 123,115     $  47,645    $       -
Subcontracting fees....................     4,308       2,195             -             -            -
                                          -------   ---------      ---------     ---------    --------
  Total revenues.......................    62,302      87,200       123,115        47,645            -
Gross profit...........................    15,143      17,705        23,655         8,408            -
Operating income.......................     8,145      11,120        12,886         4,621          (55)
Interest expense, net..................      (574)     (1,078)       (1,704)         (523)           -
Share of income (loss) of affiliates...         -           -             -        (6,670)       1,393
Loss on dilution of equity interests in
 subsidiaries..........................         -        (271)            -        (2,034)           -
Income (loss) before taxes.............     7,571       9,771        11,182        (4,606)       1,338
Minority interests.....................        --      (2,013)       (5,997)       (1,805)           -
Net income.............................   $ 6,285     $ 5,856       $ 6,781      $ (6,732)   $   1,338
                                          =======     =======       =======      =========    ========
Net income per share...................  $   0.49    $   0.46      $   0.53     $   (0.53)   $    0.10
                                         ========    ========      ========     ==========    ========
Weighted average shares
 outstanding...........................12,800,000  12,800,000    12,800,000     12,814,000  12,865,000
                                       ==========  ==========    ==========     ==========  ==========

Balance Sheet Data (1):
Working capital........................   $(1,170)   $ 19,555      $ 24,960     $     (303)  $    (303)
Total assets...........................    45,667      73,698        95,165         20,369      21,707
Long-term debt, less
 current portion.......................     4,405       3,363         3,422              -           -
Stockholders' equity...................    14,278      20,134        26,811         20,069      21,404


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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Factors that May Affect Future Results" beginning on page 23.

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

         On June 4, 1998, Phenomenal agreed to extend the maturity date of the Note from March 20, 1998 to June 4, 1998, and waive its entitlement to interest accrued under the Note during the period from May 20, 1997 (date of issue of the Note) to June 4, 1998. Also, the Company and Phenomenal agreed to restructure and capitalize the Note into redeemable preferred stock of Hang Fung Jewellery, a wholly owned intermediate subsidiary of the Company. As a result, on June 30, 1998, Hang Fung Jewellery issued 5,263,788 shares of redeemable preferred stock (the "Preferred Stock") at approximately $1.90 per share to Phenomenal in replacement of the Note. Under the revised agreement, Phenomenal was required to redeem its interest in the Preferred Stock and to subscribe for the common stock of Hang Fung Gold, upon satisfaction of certain conditions. Alternatively, Phenomenal had an option to require Hang Fung Jewellery to redeem the Preferred Stock at a redemption amount as determined in accordance with a pre-determined formula, or require Mr. Lam and Ms. Chan to purchase the Preferred Stock held by Phenomenal in case Hang Fung Jewellery defaulted in redeeming the Preferred Stock.

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

         As a result of the New Epoch Transaction and the HFG Placement, the Company's indirect ownership interest in HFGTL decreased from 53.145% to 35% and from 35% to 31.4% and the Company's interest in HFGTL and its subsidiaries (including affiliates) are classified as affiliates. The Company's consolidated statements of operations reflect the Company's proportionate interest in HFGTL prior to and subsequent to the New Epoch Transaction and the HFG Placement. As at March 31, 2001 and 2002, the Company's investment in HFGTL is reported on the balance sheet under the equity method of accounting. The Company reported a loss on dilution of equity interests in subsidiaries relating to the decrease in the Company's ownership percentage in HFGTL based on the difference in the Company's interest in the net assets value of HFGTL prior to and after the New Epoch Transaction and the HFG Placement.

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

         New Epoch's operations consist of trading and developing and operating e-commerce trading facilities between the PRC and the rest of the world. No revenues of a material amount from such operations have been generated through March 31, 2002.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         - Principals of Consolidation and Accounting for Interests in Subsidiaries and Affiliates. As a result of the Group Reorganization and the HFG Placement, from and after August 28, 2000, the Company holds 100% of the outstanding stock of Quality Prince and Quality Prince holds 31.4% of HFGTL and HFGTL holds 49.9% of New Epoch. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Quality Prince. However, the Company and Quality Prince are holding companies which carry on no active business other than their ownership of interests in HFGTL and, indirectly, New Epoch.

         The Company's investment in affiliates for which it ownership exceeds 20%, but which are not majority-owned or controlled by the Company, is accounted for using the equity method of accounting. Under the equity method, the Company's proportionate share of the affiliates' net income or loss is included in the consolidated statement of operations. Accordingly, the Company's proportionate share of the net income or loss of HFGTL, including its interest in New Epoch, is reflected as a single line item under share of income (loss) of affiliates. Prior to August 28, 2000 the Company included, and had the Company retained greater than 50% control of HFGTL the Company would include, the accounts of HFGTL in its consolidated financial statements and the portion of any income or loss not attributable to the Company would be reflected as a minority interest.

         - Revenue Recognition and Accounts Receivable. Revenue of Hang Fung Gold consists of the net invoiced value of merchandise sold after allowances for returns and discounts and rental income. Revenue is recognized when the outcome of a transaction can be measured reliably and when it is probable that the economic benefits associated with the transaction will flow to Hang Fung Gold. Sales revenue is recognized when the merchandise is delivered and title has passed. A reserve is established at that time for estimated sales returns, discounts and uncollectible amounts. The reserve is based primarily on management's evaluation of the financial condition of the customer and historical data relating to returns, discounts and uncollectible receivables. Hang Fung Gold has demonstrated the ability to make reasonable and reliable estimates of product returns, discounts and uncollectible receivables. Rental income is recognized on a straight-line basis over the period of the relevant leases. Interest income is recognized on a time-proportion basis on the principal outstanding and at the rate applicable.

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

         As HFGTL and its subsidiaries (including affiliates) are accounted for as affiliates from the date of the New Epoch Transaction, prior year comparative financial information may be of limited value.

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

Year Ended March 31, 2002 Compared to Year Ended March 31, 2001

                                                                                       Pro Forma
                                         HFGTL Group           New Epoch             Consolidated          Consolidated
                                    ------------------    ---------------------   ------------------   --------------------
Year ended March 31,                 2001       2002         2001        2002      2001        2002      2001        2002
                                    ------     -------    ---------    --------   -------    -------   -------      -------

(in US`000s)

     Revenues                     $ 170,225  $ 201,122     $    33           -   $      -          -   $ 47,645          -
     Cost of sales and services    (143,907)  (173,539)        (32)          -          -          -    (39,237)         -
                                   ---------- ---------    ---------   ---------- -------    --------  ---------    --------
     Gross profit                    26,318     27,583           1           -          -          -      8,408          -
     Selling, general and
        administrative expenses     (13,861)   (18,663)     (1,041)     (1,148)       (56)       (55)    (3,787)       (55)
                                   ---------- ---------    ---------   ---------- -------    --------  ---------    --------
     Operating income (loss)         12,457      8,920      (1,040)     (1,148)       (56)       (55)     4,621        (55)
     Interest expense, net           (2,741)    (2,951)       (191)       (515)         -          -       (523)         -
     Share of profits (losses)
      of affiliates                    (791)    (1,124)     (1,231)          -      2,358      1,393     (6,670)     1,393
     Write-back of (provision for)
      amount due from affiliates     (1,063)    (1,059)        176        (589)         -          -          -          -
     Impairment of goodwill
       relating to affiliates       (24,121)         -           -           -          -          -          -          -
     Gain (loss) on dilution of
       equity interests in subsidiaries   -          -           -           -          -          -     (2,034)         -
                                   ---------- ---------    ----------  ---------- -------    --------  ----------  ---------
     Income (loss) before
      income taxes                  (16,259)     3,786      (2,286)     (2,252)     2,302      1,338     (4,606)     1,338
     Reversal of (provision) for
      income taxes                   (1,174)       644           -           -       (369)         -       (321)         -
     Minority interests                   -          -           -          10          -          -     (1,805)         -
                                   ---------- ---------    ---------   ---------- -------    --------  ----------  ---------
     Net income (loss)            $ (17,433)  $  4,430    $ (2,286)   $ (2,242)   $ 1,933   $  1,338    $(6,732)   $ 1,338
                                   ========== =========    =========   ========== =======    ========  ==========  =========

         Revenues and Gross Profit.

         Consolidated revenues for the year ended March 31, 2002 were nil as compared to $47.7 million for the year ended March 31, 2001. The lack of consolidated revenues for the current year was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000. Pro forma consolidated revenues were nil for both the 2002 and 2001 fiscal years.

         HFGTL Group. Total revenues of HFGTL Group were $201.1 million for the year ended March 31, 2002, an increase of 18.2% from $170.2 million for the year ended March 31, 2001. The increase in revenues of HFGTL Group for the year was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets, in particular the contribution of the 3D-Gold Tourism Exhibition Hall, and by the adoption of more competitive pricing. The revenue gains in Hong Kong and Mainland China were partially offset by decreased revenues in other markets attributable to the continued poor economic environment following the events of September 11.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 35.3% to $174.4 million during the year ended March 31, 2002 from $128.9 million during the prior year. Sales within Southeast Asia accounted for 86.7% of total sales during the current period as compared to 75.7% during the same period in the prior year. Sales within the region increased due to increased marketing effort, in particular in Hong Kong and the PRC during the year, which was partially offset by week global economic conditions, particularly following the events of September 11. Sales in Hong Kong and the PRC increased approximately 55.3% to $152.8 million for the year ended March 31, 2002 from $98.4 million for the prior year. Sales in Southeast Asia (not including Hong Kong and the PRC) during the year ended March 31, 2002 decreased 29.2% to $21.6 million from $30.5 million for the same period in the prior year.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 35.3% decrease in sales with these sales accounting for 13.3% of total sales in the 2002 fiscal year as compared to 24.3% of total sales in the prior year. The decrease in sales outside of Southeast Asia was attributable to increased marketing efforts in Southeast Asia regions and deteriorating macroeconomic conditions worldwide. Sales in Europe decreased approximately 48.3% to $7.8 million for the 2002 fiscal year from $15.1 million in the prior year. Sales in the United States decreased approximately 3.8% to $17.4 million during the 2002 fiscal year from $18.1 million in the prior year.

         Gross profit of HFGTL Group increased by 4.8% to $27.6 million during the current period from $26.3 million during the prior fiscal year. The increase in gross profit was mainly attributable to the increase in net sales. Gross margin decreased to 13.7% in the current period from 15.5% in the prior fiscal year period. The decrease in gross profit percentage during the current period was primarily attributable to adoption of a more aggressive competitive pricing strategy to cope with the increasingly competitive market and to boost market share.

         New Epoch. Total revenues of New Epoch were nil during fiscal 2002 and $33,000 during fiscal 2001. New Epoch operations during the year were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for fiscal 2002 were $55,000 as compared to $3.8 million for the prior fiscal year. The decrease in consolidated operating expenses was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000. Pro forma consolidated operating expenses were $55,000 for the 2002 fiscal year and $56,000 for the prior year.

         HFGTL Group. Total operating expenses of HFGTL Group were $18.7 million for fiscal 2002, an increase of 34.6% from $13.9 million for the prior year. The increase in operating expenses of HFGTL Group for the year was primarily attributable to increased sales and marketing costs associated with the opening and operation of the 3D-Gold Tourism Exhibition Hall and the promotion of HFGTL Group's "3D-Gold" and "La Milky Way" products and brands.

         New Epoch. Total operating expenses of New Epoch were $1,148,000 for fiscal 2002, an increase of 10.3% from $1,041,000 for the prior year. As the business of New Epoch is still at investment stage, New Epoch must maintain staff costs, office rental and daily expenses to support its daily operations.

         Interest Expense, Net. Consolidated interest expense, net, for fiscal 2002 was nil as compared to $523,000 for the prior year. The decrease in consolidated net interest expense was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000. Pro forma consolidated net interest expense was nil for both fiscal 2002 and fiscal 2001.

         HFGTL Group. Net interest expense of HFGTL Group was $3 million for fiscal 2002, an increase of 11.1% from $2.7 million for fiscal 2001. The increase in net interest expense of HFGTL Group was primarily attributable to increased short-term bank borrowings to support business expansion in Hong Kong and the PRC.

         Share of Profit/(Losses) of Affiliates; Impairment of Goodwill Relating to Affiliates. Consolidated share of profits of affiliates totaled $1.4 million during fiscal 2002 as compared to a loss of $6.7 million during fiscal 2001. Consolidated share of profits/losses of affiliates represents the Company's 31.4% interest in HFGTL, including a 49.9% interest in New Epoch owned by HFGTL. Pro forma consolidated share of profits of affiliates totaled $1.4 million for fiscal 2002 and $2.4 million for fiscal 2001.

         The Company's share of losses of affiliates attributable to HFGTL during fiscal 2001 was principally attributable to a $24.1 million expense recorded by HFGTL for the impairment of goodwill relating to HFGTL's interest in New Epoch.

         Loss on Dilution of Equity Interest in Subsidiaries. Consolidated loss on dilution of equity interest in subsidiaries totaled nil during fiscal 2002 as compared to $2 million during fiscal 2001. Consolidated loss on dilution of equity interest in subsidiaries represents the loss attributable to the reduction in the Company's ownership interest in HFGTL from 53.145% to 31.4% as a result of the New Epoch Transaction and HFG Placement.

         Income Taxes. Consolidated income taxes for fiscal 2002 was nil as compared to $321,000 for fiscal 2001. The change in consolidated income tax expense was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement in August 2000. Pro forma consolidated income tax expense were nil for fiscal 2002 and $369,000 for fiscal 2001.

         HFGTL Group. HFGTL Group reported a tax benefit of $644,000 for fiscal 2002, as compared to a tax expense of $1.2 million for fiscal 2001. The tax benefit reported for fiscal 2002 was attributable to the reversal of an over-provision for PRC taxes in prior years totaling $1 million.

         Minority Interest. Consolidated minority interest totaled nil during fiscal 2002 as compared to $1.8 million during fiscal 2001. The decrease in minority interest was attributable to the fact that HFGTL has become an affiliate following the New Epoch Transaction and HFG Placement. Pro forma consolidated minority interest was nil for both fiscal 2001 and fiscal 2000.

Year Ended March 31, 2001 Compared to Year Ended March 31, 2000


                                                                                    Pro Forma
                                       HFGTL Group           New Epoch            Consolidated          Consolidated
                                    -----------------    ------------------   -------------------   -------------------
Year ended March 31,                 2000       2001       2000       2001      2000       2001      2000        2001
                                    -------   -------    ---------  -------   --------   --------   -------    --------

(in US`000s)
     Revenues                      $123,115  $ 170,225    $    -     $   33    $    -    $    -    $123,115    $ 47,645
     Cost of sales and services     (99,460)  (143,907)        -        (32)        -         -     (99,460)    (39,237)
                                  ---------- ----------  --------    --------   -------   -------- ---------   ---------
     Gross profit                    23,655     26,318         -          1         -         -      23,655       8,408
     Selling, general and
        administrative expenses     (10,748)   (13,861)     (111)    (1,041)      (22)      (56)    (10,770)     (3,787)
                                   --------- ----------  --------    --------   -------   -------- ---------   ---------
     Operating income (loss)         12,907     12,457      (111)    (1,040)      (22)      (56)     12,885       4,621
     Interest expense, net           (1,704)   (2,741)         -       (191)        -         -      (1,704)       (523)
     Share of profits (losses)
      of affiliates-                   (791)      (63)    (1,231)    (4,136)    2,358         -      (6,670)
     Write-back of (provision for)
       amount due from affiliates         -    (1,063)      (305)       176         -         -           -          -
     Impairment of goodwill relating
       to affiliates                      -   (24,121)         -          -         -         -           -          -
     Gain (loss) on dilution of
       equity interests in subsidiaries   -         -          -          -     1,585         -           -     (2,034)
                                    -------- ---------  ---------    --------   -------  --------  ---------  ---------
     Income (loss) before
      income taxes                   11,203   (16,259)      (479)    (2,286)   (2,573)    2,302      11,181    (4,606)
     Reversal of (provision for)
        income taxes                  1,596    (1,174)         -          -       501      (369)      1,596      (321)
     Minority interests                   -         -          -          -         -         -      (5,997)   (1,805)
                                   --------- ---------  ---------   ---------   -------  --------  ---------  ---------
     Net income (loss)              $12,799  $(17,433)  $   (479)   $(2,286)  $(2,072)  $ 1,933    $  6,780   $(6,732)
                                   ========= =========  =========   =========   =======  ========  =========  =========

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

         Loss on Dilution of Equity Interest in Subsidiaries. Consolidated loss on dilution of equity interest in subsidiaries totaled $2 million during fiscal 2001 as compared to nil during fiscal 2000. Consolidated loss on dilution of equity interest in subsidiaries represents the loss attributable to the reduction in the Company's ownership interest in HFGTL from 53.145% to 31.4% as a result of the New Epoch Transaction and HFG Placement.

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

         Management believes that Hang Fung Group's recent growth, and anticipated future growth, is a result of investments, and planned investments, in new and expanded production capacity and expanded marketing efforts. Hang Fung Group has invested substantial amounts in new machinery and the opening of the Sha Tau Kok Facility. Hang Fung Group has also invested substantial amounts to expand marketing efforts in the PRC, including Hong Kong. In order to continue to grow revenues and profitability, Hang Fung Group plans to invest substantial additional funds to expand production capacity further and to support further increases in marketing efforts, particularly in the PRC. The Company previously secured $10 million of funding through the sale of the Note to Phenomenal and subsequent Group Reorganization and secured an additional $7.6 million of funding through the Hong Kong Offering. While funding from those sources was adequate to support planned facility expansions and increased marketing efforts, there can be no assurance that Hang Fung Group will not require additional funding to support future planned expansion. See "-- Liquidity and Capital Resources."

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

         Hang Fung Group has formed an alliance with The Administration of Shatonjiao Free Trade Zone of Shenzhen pursuant to which Hang Fung Group has committed to devote substantial resources and efforts to increasing distribution channels in the PRC. Countries in the Asia Pacific region experienced significant weaknesses in their currency, banking and equity markets in 1996 through 1998. A global economic slowdown during the second half of 2000 and the first half of 2001, followed by the events of September 11, have again adversely affected those economies. Because those economies are less mature than western economies, they remain subject to higher risk than western economies and any future weakness in the region, and the PRC in particular, could adversely affect, among other things, consumer demand for luxury goods in the region (perhaps including Hang Fung Group's products which may be considered luxury consumer goods), and the U.S. dollar value of Hang Fung Group's foreign currency denominated sales. In addition, Hang Fung Group's interest income and expense is sensitive to fluctuations in the general level of Hong Kong interest rates. Any regional weakness, particularly in the PRC, could adversely impact the results of Hang Fung Group's efforts to increase distribution channels in the PRC and could lead to our inability to recoup the investment in that regard.

         Hang Fung Group's policy is to denominate all its sales and assets in U.S. dollars or Hong Kong dollars. The Hong Kong Government has, throughout fiscal 1998 and since the beginning of fiscal 1999, repeatedly assured the public that the "peg" of Hong Kong dollar to the U.S. dollar will not be changed and the Hong Kong dollar will not be devalued. Similarly, the governor of the PRC's central bank has reassured the public that the Renminbi will not be devalued. Therefore, based on information available to management at this time, management does not anticipate significant fluctuations in the exchange rate between the U.S. dollar and the Hong Kong dollar in the foreseeable future. As Hang Fung Group makes its purchases of raw materials in local currencies, and attempts to settle those purchases in local currencies, management does not believe Hang Fung Group is exposed to undue amount of risk arising from fluctuations of the exchange rates between those currencies and the U.S. dollar. Weakness in the U.S. dollar during the first half of 2002 could, if not halted, result in increased risk of loss due to adverse exchange rate fluctuations.

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

Liquidity and Capital Resources

         At March 31, 2002, the Company had no cash balances and a working capital deficit of $303,000. This compares to no cash balance and a working capital deficit of $303,000 at March 31, 2001. At March 31, 2002, Hang Fung Group had cash balances of $11.5 million and working capital of $30.5 million as compared to a cash balance of $14.2 million and working capital of $24.5 million at March 31, 2001 and New Epoch had cash balances of $1.3 million and working capital of $1.9 million as compared to cash balances of $3.9 million and working capital of $4 million at March 31, 2001. Included in the cash balance of Hang Fung Group were $10 million at March 31, 2002 and $9.9 million at March 31, 2001 which amounts were pledged as collateral to secure existing bank financing facilities.

         For fiscal 2002, net cash used in operating activities amounted to $55,000 as compared to $9.2 million for the prior year. This change resulted from the reclassification of Hang Fung Group as an affiliate. Hang Fung Group had cash flows from operations of $8.2 million during fiscal 2002 as compared to $1.4 million during fiscal 2001. New Epoch used $1.6 million of cash in operating activities during fiscal 2002 as compared to $928,000 of cash used in operating activities during fiscal 2001.

         Net cash provided by investing activities totaled $55,000 during fiscal 2002 as compared to net cash used in investing activities of $20 million during fiscal year 2001. This change was attributable to reclassification of Hang Fung Group as an affiliate. Net cash used in investing activities by Hang Fung Group totaled $9 million during fiscal 2002 as compared to $28.9 million during fiscal 2001, and were primarily attributable to decreased investment in machinery and equipment and no further advances to affiliates. Net cash used in investing activities by New Epoch totaled $622,000 during fiscal 2002 as compared to $1.7 million during fiscal 2001, and were primarily attributable to decreased advances to affiliates in fiscal 2002.

         Net cash provided by financing activities totaled nil during fiscal 2002 as compared to $9.6 million during fiscal 2001. This change was attributable to reclassification of Hang Fung Group as an affiliate. Net cash provided by financing activities for Hang Fung Group totaled $4.6 million during fiscal 2002 as compared to $11.8 million during fiscal 2001 and were primarily attributable to placement of shares in 2000. Net cash provided by financing activities for New Epoch totaled $63,000 during fiscal 2002 as compared to $6.5 million during fiscal 2001 and were primarily attributable to advances from Hang Fung Group in fiscal 2001.

         At March 31, 2002, and at March 31, 2001, the Company had no long term debt. Hang Fung Group had long term debt of $8.5 million at March 31, 2002 as compared to $9.4 million at March 31, 2001 and New Epoch had long term debt of $6.4 million at March 31, 2002 and 2001.

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

         At March 31, 2002, the Company had no material capital commitments. Hang Fung Group intends to use available funds as needed to expand its wholesale and retail business. Additionally, Hang Fung Group is expanding the 3D-Gold Tourism Exhibition Hall with the addition of 30,000 square feet of retail space scheduled to open in September 2002. New Epoch intends to use available funds to develop and maintain its e-commerce trading facilities.

         At March 31, 2002, the Company had no material capital resources and Hang Fung Group's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. Hang Fung Group's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. Hang Fung Group's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. Hang Fung Group's total available bank credit facilities at March 31, 2002 were approximately $60.9 million of which approximately $56.7 million had been used at such date.

         At March 31, 2002, Hang Fung Group also had a number of capital leases and operating leases pursuant to which Hang Fung Group holds various facilities and equipment. At March 31, 2002, Hang Fung Group's capital lease obligations totaled $4.5 million of which $2.3 million was attributable to current lease obligations. Obligations under operating leases require minimum annual rental payments by Hang Fung Group of approximately $340,000 in fiscal 2003.

         The Company believes that Hang Fung Group's available trade credit, bank credit facilities, funds on hand and funds generated from operations, will be sufficient to satisfy Hang Fung Group's bank credit needs and anticipated working capital requirements for at least the next 12 months, including the needs of New Epoch.

Contractual Obligations and Commercial Commitments

         The Company operates exclusively through Hang Fung Group and, therefor, has no contractual obligations or commercial commitments other than those of Hang Fung Group. The following table gives information about Hang Fung Group's existing material commitments under indebtedness and contractual obligations:

------------------------ -------------------------------------------------------------------------
                                             Payments Due by Fiscal Year Ended March 31,
Contractual Obligations                                       ($,000)
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------
                            Total      2003       2004      2005      2006      2007    thereafter
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------

Bank loans (1)            $ 16,835   $ 12,904    $ 1,043    $  784    $  662    $ 134     $ 1,308
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------

Capital lease
obligations (2)              4,499      2,263      1,575       630        23        8           -
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------

Operating leases (3)           698        340        189        80        61       28           -
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------

Unconditional purchase
obligations (3)                 44         44          -         -         -        -           -
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------

Total contractual cash
obligations
                            22,076     15,551      2,807     1,494       746      170       1,308
------------------------ ---------- ---------- ---------- --------- --------- -------- -----------


(1) See note 19 and 20 to accompanying financial statements of Hang Fung Gold.
(2) See note 21 to accompanying financial statements of Hang Fung Gold.
(3) See note 30 to accompanying financial statements of Hang Fung Gold.

         The following table gives information about other commercial commitments of Hang Fung:

-------------------- ---------------------------------------------------------------------------------
  Other Commercial                           Amount of Commitment Expiring March 31,
     Commitments                                             ($,000)
-------------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------
                       Total        2003        2004        2005       2006       2007     thereafter
-------------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------

Lines of credit (1)    $ 37,861    $ 37,861           -           -          -          -           -
-------------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------

Standby letters of
credit                      631         631           -           -          -          -           -
-------------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------

Total commercial
commitments              38,492      38,492           -           -          -          -           -
-------------------- ----------- ----------- ----------- ----------- ---------- ---------- -----------

(1) Lines of credit include bank overdrafts and trust receipts bank loans which are utilized as of March 31, 2002.

Transactions with Related and Certain Other Parties

         The Company and the Hang Fung Group have periodically engaged in transactions with parties affiliated with the Company and the Hang Fung Group. All of such transactions and arrangements are reflected in the balance sheet and statement of operations of the Company and/or the Hang Fung Group.

         During the fiscal year ended March 31, 2001 and March 31, 2002, the Hang Fung Group paid rental payments of $41,538 and $20,769, respectively, to Mr. Lam in connection with the lease of a residential premises for Mr. Lam's residence. Such payments are made pursuant to Mr. Lam's employment agreement with the Hang Fung Group and are reflected in the statement of operations of the Hang Fung Group.

         The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 2001 and 2002, the Company owed Mr. Lam $303,000. All of such loans are unsecured, non-interest bearing and without pre-determined repayment terms and are reflected on the balance sheet of the Company.

         Mr. Lam and Ms. Chan personally pledged certain real estate as collateral to secure the existing banking facilities of the Hang Fung Group.

         Mr. Lam has also advanced funds to the Hang Fung Group from time to time. At March 31, 2002, the total amount owed by the Hang Fung Group to Mr. Lam was $780,513. Loans from Mr. Lam to the Hang Fung Group are unsecured, non-interest bearing and without pre-determined repayment terms. Those loans are reflected on the balance sheet of the Hang Fung Group.

         At March 31, 2002, the Hang Fung Group had advanced funds to the Company in the amount of $90,128. Those advances are unsecured, non-interest bearing and without pre-determined repayment terms. The advances are reflected on the balance sheet of the Hang Fung Group as current receivables and are reflected on the balance sheet of the Company as a reduction in the investment in affiliates account.

         At March 31, 2002 and 2001, New Epoch, a 49.9% owned affiliate of the Hang Fung Group, owed $6.4 million to the Hang Fung Group. Such amount is secured by the 50.1% equity interest in New Epoch not owned by the Hang Fung Group, bears interest at the rate of 2.5% over the prime lending rate as quoted by The Honkkong and Shanghai Banking Corporation Limited and is repayable after September 2003. Interest on the amounts due from New Epoch totaled $570,000 during fiscal 2002 and $244,000 during fiscal 2001. At March 31, 2002, the Hang Fung Group had established a reserve against the advance to New Epoch in the amount of $2.1 million to reflect the amount expected to be recoverable from the advance. The amount of the reserve is reflected in the balance sheet as an offset to the receivable accounted for under investment in affiliates and as a charge on the statement of operations.

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

         The following table sets forth Hang Fung Group's unaudited net sales for the periods indicated:

                                            Fiscal Year Ended March 31,
                                    2000                      2001            2002
                          (US$,000)            (US$,000)             (US$,000)
                           Amount      %        Amount      %         Amount        %
                          ---------  ------     ------    -----      ---------    -----

1st Quarter (4/1-6/30)    $ 24,398    19.8    $ 27,211     16.0       42,002       20.9
2nd Quarter (7/1-9/30)      28,892    23.5      28,075     16.5       37,248       18.5
3rd Quarter (10/1-12/31)    31,098    25.3      47,776     28.1       44,913       22.3
4th Quarter (1/1-3/31)      38,727    31.4      67,163     39.4       76,959       38.3
                         ---------  ------    --------    -----     --------      -----
    Total                 $123,115   100.0    $170,225    100.0     $201,122      100.0
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

         In order to minimize the Hang Fung Group's exposure to fluctuations in the exchange rate of Rmb, the Hang Fung Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, the Hang Fung Group's currency risk in fiscal 2002 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         The Hang Fung Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of the Hang Fung Group, in the principal amount of approximately $5 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 1.75% in fiscal 2002. The Hang Fung Group does not currently hedge its interest rate exposure as the Hang Fung Group believes that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable interest rate is increased by 1% in Hong Kong prime lending rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements respectively of the Company and Hang Fung Gold, together with the independent auditors' report thereon of Moore Stephens Wurth Frazer & Torbet ("MSWFT"), Certified Public Accountants, appears following the Index to Financial Statements on page 38 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 26, 2002, Arthur Andersen & Co. ("AA") advised the Company that, in connection with its combination with PricewaterhouseCoopers ("PWC"), it was resigning as the Company's independent accountant effective June 30, 2002.

         AA's audit report on the financial statements of the Company as of March 31, 2001 and for the two years ended March 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of AA, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of AA, would have caused AA to make reference to the subject matter of the disagreement(s) in connection with its report.

         During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of AA, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

         On August 22, 2002, the Company, after being advised by PWC, the successor to AA, that it had declined to accept the engagement as the Company's independent accountants, the Company appointed MSWFT as its new independent accountants. Prior to the engagement of MSWFT, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with MSWFT regarding the type of audit opinion which might be rendered on the Company's financial statements and no oral or written report was provided by MSWFT.

                                    PART III

ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification  of  Directors,   Executive  Officers  and  Certain   Significant
Employees

         The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                   Age  Position

Lam Sai Wing.........   47  Chairman, Chief Executive Officer and President
Chan Yam Fai, Jane...   39  Vice President, Chief Financial Officer and Director
Ng Yee Mei...........   40  Vice President and Director
Cheng Wa On..........   39  Director

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

Compliance With Section 16(a) of the Exchange Act

         Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal 2002.

         All of the filing requirements were satisfied on a timely basis in fiscal 2002. In making these disclosures, the Company has relied solely on written statements of its directors, executive officers and shareholders and copies of the reports that they filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

         The following table sets forth information as to the compensation paid or accrued by the Company or Hang Fung Group (all amounts are paid by the Hang Fung Group) to each officer and director receiving compensation of at least $100,000 per year and the Chief Executive Officer for the three years ended March 31, 2002:

                                                   Annual Compensation
                                        ----------------------------------------------------------
                                                                     Other Annual      All Other
         Name and Principal Position    Year     Salary     Bonus   Compensation (1)  Compensation
         ---------------------------    ----    --------    -----   ----------------  ------------
Lam Sai Wing........................... 2002   $ 413,461   $     -    $ 65,558            $   0
  Chief Executive Officer,............. 2001     191,666   320,512      66,178                0
  Chairman and President............... 2000     166,880   507,060      56,222                0

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

     The current Employment Agreement with Mr. Lam commenced October 1, 2001 and runs for a term of three years. The agreement provides for a monthly salary of HK$416,666 with annual adjustments based on review by the board of directors. The agreement also provides for discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Mr. Lam is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, (iv) payment of maintenance, gas and parking costs for one automobile owned by Mr. Lam, (v) use of a company provided residence, including payment by Hang Fung Gold of all management and utility costs associated with such residence, or a monthly rental allowance of HK$100,000, and (vi) an education allowance of up to HK$300,000 annually to pay for tuition of dependent children under the age of 18.

     The current Employment Agreement with Ms. Chan commenced October 1, 2001 and runs for a term of three years. The agreement provides for a monthly salary of HK$108,333 with annual adjustments based on review by the board of directors. The agreement also provides for discretionary bonuses to be fixed by the board, with the aggregate bonuses payable to executive directors not to exceed 5% of consolidated profits of Hang Fung Gold. In addition to the salary and bonus provisions, Ms. Chan is entitled to (i) participation in insurance schemes adopted by Hang Fung Gold, (ii) participation in provident funds maintained by Hang Fung Gold, (iii) use of a company automobile, including maintenance, gas and parking, and (iv) payment of maintenance, gas and parking costs for one automobile owned by Ms. Chan.

Provident Plan

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

         The following table is furnished as of June 15, 2002 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and named officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information set out in the following table was supplied by such persons.

Name and Address of                                 Number of Shares
Beneficial Owner (1)                               Beneficially Owned   Percent
---------------------                             --------------------  -------
Good Day Holdings Ltd. (2)(3)......................   6,600,000  (2)     51.3%
Lam Mo Wan (3).....................................   2,930,000          22.7%
Chan Wai Sum (3)...................................     670,000           5.2%
Lam Sai Wing (2)...................................   6,600,000  (2)     51.3%
Carhill Limited (4)................................     800,000           6.2%
Chan Yam Fai, Jane.................................     300,000           2.3%
Ng Yee Mei.........................................           0           -
Cheng Wa On........................................           0           -
All officers and directors as a group (4 persons)..   6,900,000  (2)     53.6%

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

(4)      Address is c/o Suite 4703, Central Plaza, 18 Harbour Road, Wanchai,
         Hong Kong.

Preferred Stock

         Series A Preferred Stock. The following table is furnished as of June 15, 2002 to indicate beneficial ownership of the Company's Series A Preferred Stock by each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Series A Preferred Stock.

Name and Address of                      Number of Shares
Beneficial Owner (1)                     Beneficially Owned           Percent
---------------------                    -------------------          -------
Good Day Holdings Ltd. (3)...............    100,000  (2)             100.0%
Lam Sai Wing.............................    100,000  (2)             100.0%

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

         During the fiscal year ended March 31, 2001 and March 31, 2002, the Hang Fung Group paid rental payments of $41,538 and $20,769, respectively, to Mr. Lam in connection with the lease of a residential premises for Mr. Lam's residence. Such payments are made pursuant to Mr. Lam's employment agreement with the Hang Fung Group and are reflected in the statement of operations of the Hang Fung Group.

         The Company has from time to time both advanced to and borrowed funds from Mr. Lam. At March 31, 2001 and 2002, the Company owed Mr. Lam $303,000. All of such loans are unsecured, non-interest bearing and without pre-determined repayment terms and are reflected on the balance sheet of the Company.

         Mr. Lam and Ms. Chan personally pledged certain real estate as collateral to secure the existing banking facilities of the Hang Fung Group.

         Mr. Lam has also advanced funds to the Hang Fung Group from time to time. At March 31, 2002, the total amount owed by the Hang Fung Group to Mr. Lam was $780,513. Loans from Mr. Lam to the Hang Fung Group are unsecured, non-interest bearing and without pre-determined repayment terms. Those loans are reflected on the balance sheet of the Hang Fung Group.

         At March 31, 2002, the Hang Fung Group had advanced funds to the Company in the amount of $90,128. Those advances are unsecured, non-interest bearing and without pre-determined repayment terms. The advances are reflected on the balance sheet of the Hang Fung Group as current receivables and are reflected on the balance sheet of the Company as a reduction in the investment in affiliates account.

         At March 31, 2002 and 2001, New Epoch, a 49.9% owned affiliate of the Hang Fung Group, owed $6.4 million to the Hang Fung Group. Such amount is secured by the 50.1% equity interest in New Epoch not owned by the Hang Fung Group, bears interest at the rate of 2.5% over the prime lending rate as quoted by The Hongkong and Shanghai Banking Corporation Limited and is repayable after September 2003. Interest on the amounts due from New Epoch totaled $570,000 during fiscal 2002 and $244,000 during fiscal 2001. At March 31, 2002, the Hang Fung Group had established a reserve against the advance to New Epoch in the amount of $2.1 million to reflect the amount expected to be recoverable from the advance. The amount of the reserve is reflected in the balance sheet as an offset to the receivable accounted for under investment in affiliates and as a charge on the statement of operations.

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

ITEM 14. CONTROLS AND PROCEDURES

         (a) Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

          (1) Consolidated Financial Statements: See Index to Financial Statements on page 38 of this report for financial statements and supplementary data filed as part of this report.

          (2)     Financial Statement Schedules

                  None

          (3)     Exhibits

   Exhibit
   Number                 Description of Exhibit
   --------              -------------------------

      2.1   Acquisition Agreement between S.W. Lam, Inc. and the shareholders of Hang
            Fung Jewellery Company Limited and Kai Hang Jewellery Company Limited (1)
      3.1   Articles of Incorporation (1)
      3.2   Bylaws (1)
      4.1   Certificate of Designation for Series A Preferred Stock (1)
     10.1   Sales Agency Agreement between Hang Fung Jewellery Co., Ltd. and China
            Jewellery Import & Export Co. (1)
     10.2   Agreement for Jewellery Assembling between Hang Fung Jewellery Co., Ltd.
            and China Jewellery Import & Export Co. (1)
     10.3   Sales Cooperation Agreement between Hang Fung Jewellery Co., Ltd. and
            China Jewellery Import & Export Co. (1)
     10.4   Confirmation Agreement between Hang Fung Jewellery Co., Ltd. and
            China Jewellery Import & Export Co. (1)
     10.5   Lease Agreement between Chan Yam Fai, Jane and Hang Fung Jewellery Co., Ltd.
            re: executive offices (1)
     10.6   Warrant Agreement with Phenomenal Limited (3)
     10.7   Convertible Note with Phenomenal Limited (3)
     10.8   Deed Amendment (3)
     10.9++ Employment Agreement between Hang Fung Gold and Ng Yee Mei dated February 27, 1999 (4)
     10.10  Agreement between Hang Fung Gold Technology Limited, New Epoch Holdings International Limited,
            and Quality Prince Limited dated June 24, 2000 (5)



     10.11  Facility Agreement between Hang Fung Gold Technology Limited and New Epoch Information
            (BVI) Limited dated June 24, 2000 (5)
     10.12* Employment Agreement between Hang Fung Gold and Lam Sai Wing dated October 1, 2001
     10.13* Employment Agreement between Hang Fung Gold and Chan Yam Fai Jane dated October 1, 2001
     99.1*  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002

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

 (b) Reports on Form 8-K

         Form 8-K dated January 17, 2002 (filed January 17, 2002) reporting under Item 9, the issuance of a press release relating to a reduction in share premium by Hang Fung Gold Technology.

         Form 8-K dated March 22, 2002 (filed March 22, 2002) reporting under
         Item 9, the issuance of a press release reporting the earnings of SW Lam and Hang Fung Gold Technology for the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    S.W. LAM, INC.



                                    By: /s/ Lam Sai Wing
                                       --------------------------------------
                                         Lam Sai Wing
                                         President and Chief Executive Officer

Dated:   November 21, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                           Date
  --------------                ---------                       ---------

 /s/ Lam Sai Wing          President, Chief Executive Officer  November 21, 2002
-----------------------   (Principal Executive Officer) and
Lam Sai Wing              Chairman of the Board


/s/ Chan Yam Fai, Jane    Vice President, Chief Financial      November 21, 2002
-----------------------   Officer (Principal Accounting
Chan Yam Fai, Jane        and Financial Officer) and Director


/s/ Ng Yee Mei            Vice President and Director          November 21, 2002
-----------------------
Ng Yee Mei


 /s/ Cheng Wa On           Director                            November 21, 2002
-----------------------
Cheng Wa On

                                 CERTIFICATIONS

I, Lam Sai Wing, certify that:

         1. I have reviewed this annual report on Form 10-K of S.W. Lam, Inc.;

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

Dated: November 21, 2002

By:/s/ Lam Sai Wing
--------------------------
Lam Sai Wing
Chief Executive Officer

I, Chan Yam Fai, Jane, certify that:

         1. I have reviewed this annual report on Form 10-K of S.W. Lam, Inc.;

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

Dated: November 21, 2002

By: /s/ Chan Yam Fai, Jane
------------------------------
Chan Yam Fai, Jane
Chief Financial Officer

                                 S.W. LAM, INC.

                          Index to Financial Statements

                                                                            Page
                                                                           -----

S.W. Lam, Inc.

Report of Independent Public Accountants                                     F-1

Consolidated Balance Sheets as of March 31, 2001 and 2002                    F-3

Consolidated Statements of Operations and Comprehensive Income for the
   Years ended March 31, 2000, 2001 and 2002                                 F-4

Consolidated Statements of Changes in Shareholders' Equity for the
   Years ended March 31, 2000, 2001 and 2002                                 F-5

Consolidated Statements of Cash Flows for the Years ended March 31, 2000,
   2001 and 2002                                                             F-6

Notes to Consolidated Financial Statements                                   F-7

Hang Fung Gold Technology Limited

Report of Independent Public Accountants                                    F-22

Consolidated Income Statement for the Year ended March 31, 2002             F-23

Balance Sheets as at March 31, 2002                                         F-24

Consolidated Cash Flow Statement for the Year ended March 31, 2002          F-25

Notes to Financial Statements                                               F-26

Report of Independent Public Accountants                                    F-56

Consolidated Income Statement for the Year ended March 31, 2001             F-57

Consolidated Statement of Recognised Gains and Losses for the Year
ended March 31, 2001                                                        F-58

Balance Sheets as at March 31, 2001                                         F-59

Consolidated Cash Flow Statement for the Year ended March 31, 2001          F-60

Notes to Financial Statements                                               F-61

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
S. W. Lam, Inc.
Hunghom, Hong Kong

We have audited the consolidated balance sheet of The S. W. Lam, Inc. and subsidiary (the Company) as of March 31, 2002, and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended March 31, 2001 and 2000 were audited by other auditors whose report, dated July 14, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of S. W. Lam, Inc. and subsidiary as of March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP


September 13, 2002
Walnut, California

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


                                             /s/ Arthur Andersen & Co

                                             ARTHUR ANDERSEN & CO
                                             Certified Public Accountants
                                             Hong Kong

Hong Kong,
July 14, 2001


This report is a copy of a previously issued accountants' report of Arthur Andersen & Co. This report has not been reissued by Arthur Andersen & Co.

                                 S. W. LAM, INC.

                           CONSOLIDATED BALANCE SHEETS
                          AS OF MARCH 31, 2001 and 2002


                                       Note        2 0 0 1                2 0 0 2
                                      --------  -------------  -------------------------
                                                   HK$'000        HK$'000       US$'000

ASSETS

Investment in affiliates                 3          158,882        169,315        21,707
                                                =============  ============  ============

LIABILITIES, MINORITY INTERESTS
   AND SHAREHOLDERS' EQUITY

Current liabilities:
   Due to a director                     8            2,368          2,367           303
                                                -------------  ------------  ------------

Shareholders' equity:
   Common stock, par value US$0.001
     each:
     - authorized - 25,000,000 shares
     - outstanding and fully paid -
         12,865,000 shares                              101            101            13
   Preferred stock, par value US$0.001
     each:
     - authorized - 25,000,000 shares
     - outstanding and fully paid -
         Series A preferred stock -
         100,000 shares                                   -              -             -
   Additional paid-in capital                         4,118          4,118           528
   Retained earnings                                152,295        162,729        20,863
                                                -------------  ------------  ------------

         Total shareholders' equity                 156,514        166,948        21,404
                                                -------------  ------------  ------------

         Total liabilities and
           shareholders' equity                     158,882        169,315        21,707
                                                =============  ============  ============


              The accompanying notes are an integral part of these
                             financial statements.

                                 S. W. LAM, INC.


         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED MARCH 31, 2000, 2001 and 2002



                                     Note       2 0 0 0          2 0 0 1                  2 0 0 2
                                   --------- ---------------  ---------------  --------------------------
                                                HK$'000          HK$'000          HK$'000         US$'000


Revenues                             9.a         959,070          371,630              -               -

Cost of sales                                   (774,794)        (306,048)             -               -
                                          ---------------  ---------------  ------------- ---------------

         Gross profit                            184,276           65,582              -               -

Selling, general and
   administrative expenses                       (83,896)         (29,541)          (433)            (55)
Interest expense                                 (19,492)          (7,244)             -               -
Interest income                                    6,216            3,166              -               -
Share of profits (losses) of
   affiliates                                          -          (52,025)        10,867           1,393
Loss on dilution of equity
   interests in subsidiaries          6                -          (15,864)             -               -
                                          ---------------  ---------------  ------------- ---------------

         Income (Loss) before
           income taxes                           87,104          (35,926)        10,434           1,338

(Provision for) Reversal of
   income taxes                       5           12,432           (2,500)             -               -
                                          ---------------  ---------------  ------------- ---------------

         Income (Loss) before
           minority interests                     99,536          (38,426)        10,434           1,338

Minority interests                               (46,716)         (14,079)             -               -
                                          ---------------  ---------------  ------------- ---------------

         Net income (loss) and
           comprehensive income
           (loss)                                 52,820          (52,505)        10,434           1,338
                                          ===============  ===============  ============= ===============

Earnings (Loss) per common share          HK$      4.13    HK$     (4.10)   HK$     0.81   US$     0.104
                                          ===============  ===============  ============= ===============

Weighted average number of
   common shares                              12,800,000       12,814,000     12,865,000      12,865,000
                                          ===============  ===============  ============= ===============



                    The accompanying notes are an integral part of these
                             financial statements.
                                      F-4

                                 S. W. LAM, INC.


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED MARCH 31, 2000, 2001 and 2002

                                  Common stock          Series A preferred stock
                            --------------------------  ------------------------
                             Number of      Amount       Number of      Amount     Additional     Retained
                                                                                    paid-in
                              shares                      shares                    capital       earnings
                            ------------  ------------  ------------  ---------- --------------- ----------
                               '000         HK$'000        '000         HK$'000     HK$'000       HK$'000

Balance as of March 31,
   1999                       12,800           101           100             -       3,960       151,980

Net income                         -             -             -             -           -        52,820
                          -----------  ------------  ------------  ------------- ------------ -------------

Balance as of March 31,
   2000                       12,800           101           100             -       3,960       204,800

Net loss                           -             -             -             -           -       (52,505)

Issuance of new common
   shares (Note 7)                65             -             -             -         158             -
                          -----------  ------------  ------------  ------------- ------------ -------------

Balance as of March 31,
   2001                       12,865           101           100             -       4,118       152,295

Net income                         -             -             -             -           -        10,434
                          -----------  ------------  ------------  ------------- ------------ -------------

Balance as of March 31,
   2002                       12,865           101           100             -       4,118       162,729
                          ===========  ============  ============  ============= ============ =============

              The accompanying notes are an integral part of these
                             financial statements.
                                      F-5

                                 S. W. LAM, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2000, 2001 and 2002


                                              2 0 0 0          2 0 0 1                   2 0 0 2
                                          ---------------- ----------------  ---------------------------------
                                              HK$'000          HK$'000           HK$'000          US$'000

Cash flows from operating activities:
Net income (loss)                              52,820          (52,505)           10,434             1,338
Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
operating activities - Depreciation
   of property, machinery
     and equipment                             55,580           26,954                 -                 -
   Share of (profits) losses of
     affiliates                                     -           52,025           (10,867)           (1,393)
   Loss on dilution of equity
     interests in subsidiaries                      -           15,864                 -                 -
   Minority interests                          46,716           14,079                 -                 -

(Increase) Decrease in operating assets -
   Accounts receivable, net                   (30,189)          15,113                 -                 -
   Prepayments and deposits                     1,596           (9,691)                -                 -
   Inventories, net                           (75,736)        (144,913)                -                 -
Increase (Decrease) in operating
   liabilities -
   Accounts payable                             1,940            9,462                 -                 -
   Accrued liabilities                          2,985           (3,654)                -                 -
   Due to a director                            1,325            2,766                 -                 -
   Taxation payable                           (18,278)           2,500                 -                 -
   Deferred taxation                            3,449                -                 -                 -
                                          ------------- ----------------  ----------------  ---------------

   Net cash provided by (used in)
     operating activities                      42,208          (72,000)             (433)              (55)
                                          ------------- ----------------  ----------------  ---------------

Cash flows from investing activities:
Increase in amount due to an affiliate              -              281               433                55
Additions to property, machinery and
   equipment                                  (83,420)         (32,919)                -                 -
Net cash outflow from dilution of
   equity interests in  subsidiaries
   (Note 10)                                        -         (122,486)                -                 -
                                          ------------- ----------------  ----------------  ---------------

   Net cash used in investing
         activities                           (83,420)        (155,124)              433                55

Cash flows from financing activities:
-------------------------------------
Net proceeds from issuance of new
   ordinary shares                                  -              158                 -                 -
Dividend paid to a minority
   shareholder of a subsidiary                (14,328)               -                 -                 -
Increase (Decrease) in bank overdrafts         (1,953)           5,942                 -                 -
Increase in trust receipts bank loans          85,785           58,683                 -                 -
New short-term bank loans                      12,000           18,547                 -                 -
Repayment of short-term bank loans             (2,000)          (2,000)                -                 -
Repayment of long-term bank loans              (2,807)            (854)                -                 -
Repayment of capital element of
   capital lease obligations                  (12,544)          (5,737)                -                 -
                                          ------------- ----------------  ----------------  ---------------

   Net cash provided by financing
     activities                                64,153           74,739                 -                 -
                                          ------------- ----------------  ----------------  ---------------

   Net increase (decrease) in cash and
     bank deposits                             22,941         (152,385)                -                 -

Cash and bank deposits, as of
   beginning of year                          129,444          152,385                 -                 -
                                          ------------- ----------------  ----------------  ---------------

Cash and bank deposits, as of end of
   year                                       152,385                -                 -                 -
                                          ============= ================  ================  ===============

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

As most of the Group's operations are conducted through HFGTL in the People's Republic of China (including Hong Kong and Mainland China), the Group is subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Group's results may be adversely affected by changes in the political and social conditions in the People's Republic of China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

2.   Subsidiary

Details of the Company's subsidiary as of March 31, 2002 are as follows:

       Name                  Place of        Percentage of   Principal activity
                                            equity interest
                          incorporation          held
-----------------------  ----------------   --------------- -------------------

Quality Prince Limited    British Virgin         100%        Investment holding
                             Islands

There is no restriction on the distribution of the subsidiary's retained earnings.

3.   AFFILIATES

Investment in affiliates consisted of:

                                           2 0 0 1                2 0 0 2
                                          -----------    -----------------------
                                           HK$'000        HK$'000        US$'000

Investment in Hang Fung Gold Technology
    Limited and its subsidiaries ("HFGTL")  159,163        170,029       21,799

Due to an affiliate                            (281)          (714)         (92)
                                          ------------   -----------  ----------

                                            158,882        169,315       21,707
                                          ============   ===========  ==========

Quoted market value of investment in HFGTL  167,407        219,303       28,116
                                          ============   ===========  ==========

As of March 31, 2002, the Company had a 31.40% interest in HFGTL, a company incorporated in Bermuda and whose shares are listed on The Stock Exchange of Hong Kong Limited (see Note 1). HFGTL is an investment holding company and its subsidiaries are principally engaged in the manufacturing and sales of gold and jewelry products.

The underlying value of the investment in affiliates is in the opinion of the Company's directors, not less than the Company's carrying value as of March 31, 2002.

The amount due to an affiliate is unsecured, non-interest bearing and not repayable before April 1, 2003.

Summarized financial information of HFGTL, prepared under the accounting principles generally accepted in the United States of America, are as follows:

Balance sheet
                                                As of                As of March 31,
                                           March 31, 2001                 2002
                                          ---------------- ---------------------------------
                                               HK$'000           HK$'000          US$'000

Current assets                                  647,719           755,419           96,849
Non-current assets                              389,199           370,239           47,467
                                          ---------------   ---------------   --------------

    Total assets                              1,036,918         1,125,658          144,316
                                          ===============   ===============   ==============

Current liabilities                             456,333           517,909           66,399
Non-current liabilities                          73,697            66,255            8,494
                                          ---------------   ---------------   --------------

    Total liabilities                           530,030           584,164           74,893
                                          ---------------   ---------------   --------------

Shareholders' equity                            506,888           541,494           69,423
                                          ---------------   ---------------   --------------

    Total liabilities and shareholders'
       equity                                 1,036,918         1,125,658          144,316
                                          ===============   ===============   ==============

Statement of operations

                                   For the year ended      For the year ended
                                    March 31, 2001           March 31, 2002
                                   -------------------  ------------------------
                                       HK$'000           HK$'000        US$'000

Net sales                             1,327,753         1,568,757        201,123
Gross profit                            205,278           215,150         27,583
Profit (loss) before income taxes      (126,671)           29,584          3,793
Net profit (loss)                      (135,827)           34,606          4,437
                                    ==============     ===========   ===========

Separate audited consolidated financial statements of HFGTL as of and for the year ended March 31, 2002, in accordance with the accounting principles generally accepted in Hong Kong ("HK GAAP"), are included in this Form 10-K.

The accounting policies adopted by the Company conform to accounting principles generally accepted in Hong Kong ("HK GAAP") which differ in certain respects from accounting principles generally accepted in the United States of America ("US GAAP"). The principal differences having a significant effect on its financial statements are set out below:

a.   Investment properties

Under HK GAAP, investment properties are stated on the basis of appraised values and depreciation is not provided. Under US GAAP, investment properties are stated at historical cost less accumulated depreciation.

b. Share option scheme

HFGTL follows the current practice in Hong Kong that no accounting entry is made on grant of share options to employees. Under US GAAP, compensation expense for share options is recognized at the date of grant (in accordance with Accounting Principles Board of Opinion ("APB") No. 25 or Statement of Financial Accounting Standards ("SFAS") No. 123) and amortized over the vesting period. The Company adopted APB No. 25 under which the amount of compensation expense is determined based upon the excess, if any, of the quoted market price of the shares over the exercise price of the options at the date of the grant and is amortized over the vesting period of the option concerned.

A reconciliation of net income and shareholders' equity from HK GAAP to the accounting principles generally accepted in the United States of America ("US GAAP") in relation to net income for the year ended March 31, 2002 and shareholders' equity as of March 31, 2002 is:

                                                  Net income of HFGTL for the
                                                  year ended March 31, 2002
                                                 -------------------------------
                                                  HK$'000           US$'000

Balance under HK GAAP                               34,555            4,430

Adjustments:

1.  Reversal of revaluation deficit
    and additional depreciation
    on investment property ($150,000 - $99,000)        51                7
2.  Recognition of deferred tax assets
    and provision of valuation allowance
    ($1,271,000 - $1,271,000)                           -                -
                                                 ---------- ----------------
Balance under US GAAP                               34,606            4,437
                                                 ========== ================

Shareholders' equity:

                                         Shareholders' equity of HFGTL as
                                                 of March 31, 2002
                                        ------------------------------------
                                           HK$'000           US$'000

Balance under HK GAAP                      541,169           69,381

Adjustments:


1. Reversal of revaluation deficit
   and additional depreciation on
   investment property                         325               42
2. Recognition of deferred tax assets
   and provision of valuation allowance
   ($1,271,000 - $1,271,000)                     -                -
                                        ------------ ----------------
Balance under US GAAP                      541,494           69,423
                                        ============ ================

Hang Fung Gold Technology Limited erroneously reported an adjustment between HK GAAP and US GAAP in their notes to the March 31, 2001 financial statements relating to compensation expense determined under APB No. 25 in the amount of HK$20,307,000 (US$2,603,000), rather than the correct amount of HK$254,000 (US$32,564). As the amount of the compensation expense was deemed to be immaterial to the financial statements at March 31, 2001, it was not recorded in the financial statements of S.W. Lam, Inc. for the year so ended.

This error in the footnote disclosure of the subsidiary's financial statements as at March 31, 2001 has no effect on reported net income or earnings per share of S.W. Lam, Inc. for the years ended March 31, 2001 and 2002.

4.                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Basis of presentation

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

f.       Advertising and promotion costs

         The costs of advertising and promotion are expensed in the period in which they are incurred.

g.       Borrowing costs

         Borrowing costs are recognized as an expense in the period in which they are incurred.

h.       Income taxes

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

i.       Leases

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

j.       Comprehensive income

         The Group has adopted Statement of Financial Accounting Standards No. 130: "Reporting Comprehensive Income" which requires the Group to report all changes in equity during a period, except for those resulting from investments by owners and distributions to owners, in financial statements for the period in which they are recognized. Adoption of the Standard had no impact on the Group's consolidated financial position, results of operations or cash flows since the Group had no items of other comprehensive income (loss) other than those recorded in the consolidated statements of operations.

k.       Foreign currency translation

         A substantial portion of the Group's sales, purchases and expenses are in Hong Kong dollars. Management believes that maintaining books and records in Hong Kong dollars will enable financial results and relationships to be measured with more relevance and reliability.

         In the financial statements of the individual companies within the Group, transactions in other currencies during the year are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. All such exchange differences are dealt with in the individual companies' statements of operations. The net gain (loss) from foreign currency transactions included in the statements of operations was approximately HK$127,000, HK$(9,000) and nil for the years ended March 31, 2000, 2001 and 2002, respectively.

         Translation of amounts from Hong Kong dollars ("HK$") to United States dollars ("US$") for the most recent balance sheet and income statement is for the convenience of readers and has been made at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 2002 of US$1 = HK$7.8. No representation is made that the Hong Kong dollar amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

l. Earnings per common share

         Basic earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128: "Earnings Per Share", by dividing the net income (loss) for each year by the weighted average number of shares of common share outstanding during the years. The numerator in calculating basic earnings per common share for each year is the reported net income (loss). The denominator is based on the weighted average number of common shares of 12,800,000, 12,814,000 and, 12,865,000 shares for the years ended March 31, 2000, 2001 and 2002, respectively.

         Diluted earnings (loss) per common share are not presented as there were no dilutive potential common share in existence during the years ended March 31, 2000, 2001 and 2002.

m. Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

n. Fair value of financial instruments

         The carrying amount for amount due to a director approximates its fair value because of the short maturity of this.

o. Recent accounting standards

         In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations completed after 30th June, 2001 to be accounted for using the purchase method and also prescribes explicitly the criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142 which will be effective for fiscal years beginning 1st April, 2002 for the Group, goodwill will no longer be amortized but will be subject to impairment tests upon adoption and annually thereafter.

         In addition, under SFAS No. 141, an intangible asset shall be recognized as an asset apart from goodwill if it arises from contractual or other legal rights (regardless of whether those rights are transferable or separable from the acquired entity or from other rights and obligations).

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 prescribes that the fair value of retirement obligations in relation to tangible long-lived assets be recognized when they are incurred and displayed as liabilities. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

o. Recent accounting standards (cont'd)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 prescribes that, if the carrying value of long-lived assets to be disposed of is less than its undiscounted cash flows, they should be adjusted downward to the lower of carrying value and fair value less cost to sell. In addition, SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity if its operations and cash flows can be clearly distinguished from the rest of the Group and these components are to be eliminated from the ongoing operations of the entity.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

         The effect of adopting the abovementioned standards is not expected to have a significant effect on the Group's financial position or results of operations.


5.       INCOME TAXES

(Provision for) reversal of income taxes consisted of the following:

                                        2 0 0 0     2 0 0 1              2 0 0 2
                                     ------------ ------------   -------------------------
                                        HK$'000      HK$'000     HK$'000           US$'000


Current Hong Kong profits tax           (5,217)       (2,500)         -                 -

Over-provision of Hong Kong profits
    tax in prior years (a)              21,098             -          -                 -

Deferred tax                            (3,449)            -          -                 -
                                     -----------  ------------   ---------  --------------

                                        12,432        (2,500)         -                 -
                                     ===========  ============   =========  ==============

Note -

a. A substantial portion of the Group's business activities were conducted in Mainland China. Accordingly, the Group was entitled to a 50% offshore claim in computing its Hong Kong profits tax, under which 50% of the Group's profit was deemed to be derived from Mainland China activities and was not subject to Hong Kong profits tax. Prior to April 1, 1999, the Group's offshore claim was under review by the Hong Kong Inland Revenue Department ("the IRD") and the Group made provision for Hong Kong profits tax in respect of all of its profit, including the 50% deemed to be derived from Mainland China. During the year ended March 31, 2000, the Group's offshore claim was agreed by the IRD and excess provision for Hong Kong profits tax recorded prior to April 1, 1999 amounting to approximately HK$21,098,000 was written back.

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

The reconciliation of the Hong Kong statutory tax rate to the effective income tax rate based on the income (loss) before income taxes as stated in the consolidated statements of operations is as follows:

                                                2 0 0 0          2 0 0 1         2 0 0 2
                                             --------------   -------------   -------------

Hong Kong statutory income tax rate              16.0%           16.0%           16.0%
Non-taxable income
    -  share of profits of affiliates             -               -             (16.0%)
    -  arising from activities which
         qualified as offshore                   (8.0%)           7.3%            -
Non-deductible expenses
    -  share of losses of affiliates              -             (23.2%)           -
    -  loss on dilution of equity interests
         in subsidiaries                          -              (7.1%)           -
Over-provision of taxation in prior years       (24.2%)           -               -
Deferred tax assets for which no benefits
    have been recognized due to the
    establishment of valuation allowances         2.8%            -               -
Other non-deductible items                       (0.9%)           -               -
                                             --------------   -------------   -------------

                                                (14.3%)          (7.0%)           -
                                             ==============   =============   =============

Components of deferred tax balances as of March 31, 2001 and 2002 are as follows:


                                            2 0 0 1                2 0 0 2
                                         -------------   -----------------------------
                                              HK$'000       HK$'000          US$'000

Tax effect on loss on dilution of equity
    interests in subsidiaries                 (2,538)              -                -

Valuation allowance                            2,538               -                -
                                         -------------   -------------   --------------

                                                   -               -                -
                                         =============   =============   ==============

The retained earnings of the foreign subsidiaries and affiliates would be subject to additional taxation if distributed. In the opinion of the Directors, these retained earnings are, at the present time, required to finance the continuing operations of the affiliates and, accordingly, no provision for additional taxation has been made.

Tax Filings and Penalties

The Company is currently in the process of filing its United States federal income tax returns for the years ended March 31, 1997 through 2002, all of which show nil tax liability. The tax returns may potentially be subject to penalties for late filing; however the Company believes that no such amounts will be assessed. As the final outcome is indeterminate, no provision has been made in the accounts.

6.   LOSS ON DILUTION OF EQUITY INTERESTS IN SUBSIDIARIES

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

7.   COMMON STOCK

On January 16, 2001, the Company issued 65,000 shares of common stock, par value of US$0.001 each, of US$0.3125 per share to an independent third party in return for marketing and promotion services amounting to approximately HK$158,000 (equivalent of approximately US$20,000).

8.   RELATED PARTY TRANSACTIONS

a. The Group entered into the following transactions with a director:

                                             2 0 0 0       2 0 0 1              2 0 0 2
                                           ------------ ------------- --------------------------
                                           HK$'000        HK$'000       HK$'000          US$'000


         Rental paid to Mr. Lam Sai Wing        324           127           -                -
                                           ============ ============= ===========  =============

b. The Group had the following outstanding balances with a director:

                                       2 0 0 1                 2 0 0 2
                                    -------------    ---------------------------
                                       HK$'000        HK$'000         US$'000
        Due to a director
            -  Mr. Lam Sai Wing         2,368          2,367             303
                                    =============    ===========   =============

         The balances due to a director were unsecured, non-interest bearing and without pre-determined repayment terms.

9.   SEGMENT INFORMATION

Prior to August 23, 2000, the Group, through HFGTL, was principally engaged in manufacturing and sales of gold and jewelry products. Effective on August 23, 2000, the Company's interest in HFGTL was diluted from 53.15% to 35.01%, and further diluted from 35.01% to 31.4% on August 28, 2000. As a consequence, the Company is principally engaged in investment holding.

a.   Sales

     Analysis of sales by business activity and geographical location is as follows:

                                            2 0 0 0         2 0 0 1                  2 0 0 2
                                         -------------  --------------- --------------------------------
                                          HK$'000          HK$'000         HK$'000          US$'000

         Sales of gold and jewelry
             products to customers in
             -  Hong Kong/Mainland China    402,010          191,819               -                -
             -  South East Asia             134,517           57,665               -                -
             -  The United States of
                   America                  149,405           52,433               -                -
             -  Europe                      188,065           42,040               -                -
             -  Others                       85,073           27,673               -                -
                                        ------------  --------------- ---------------  ---------------

                                            959,070          371,630               -                -
                                        ============  =============== ===============  ===============

b.       Operating profit *

                                          2 0 0 0         2 0 0 1                  2 0 0 2
                                        ------------  --------------- --------------------------------
                                        HK$'000          HK$'000         HK$'000          US$'000

         Sales of gold and jewelry
            products                     100,380            36,041               -                -
                                        ============  =============== ===============  ===============

         * Operating profit represents gross profit less selling, general and administrative expenses.

c. Identifiable assets, capital expenditures and depreciation

         Geographical analysis of identifiable assets, capital expenditures and depreciation is as follows:

        Identifiable assets           2 0 0 1                2 0 0 2
        -------------------
                                  -------------   ------------------------------
                                      HK$'000        HK$'000           US$'000

        Hong Kong/Mainland China      158,882          169,315           21,707
                                  =============    =============    ============

        Capital expenditures

        Hong Kong/Mainland China       32,919                -                -
                                  =============    =============    ============

        Depreciation

        Hong Kong/Mainland China       26,954                -                -
                                  =============    =============    ============

d.       Major customers

         There are no individual customers accounting for more than 5% of the Group's sales for the years ended March 31, 2000, 2001 and 2002.

e.       Major suppliers

         Details of individual suppliers accounting for more than 5% of the Group's purchases are as follows:

                                            2 0 0 0        2 0 0 1       2 0 0 2
                                           ------------  ------------  ---------

         Heraeus Limited - supplied gold
             bullions                           67.4%          52.2%          -
         Chinese Wall Technology Company
             Limited                             7.8%          15.7%          -
         Johnson Matthey Hong Kong Limited       5.8%          21.7%          -
                                           ============  ============  =========

10.      Supplemental Disclosure of Cash Flow Information

a. Cash paid for interest and income taxes is as follows:

                           2 0 0 0          2 0 0 1               2 0 0 2
                         --------------  --------------- -----------------------
                           HK$'000          HK$'000       HK$'000      US$'000

         Interest paid     18,599            7,244             -            -
                         ==============  =============== ===========  ==========

         Income taxes       2,397                -             -            -
                         ==============  =============== ===========  ==========

b. Cash received for interest income is as follows:

                                 2 0 0 0       2 0 0 1              2 0 0 2
                               -----------  ------------- ----------------------
                                 HK$'000       HK$'000     HK$'000       US$'000

         Interest received        6,216         3,166           -             -
                               ===========  ============= ==========  ==========

10.      Supplemental Disclosure of Cash Flow Information (Cont'd)

c. As mentioned in Note 1, the Company's interest in HFGTL was diluted from 53.15% to 35.01% on August 23, 2000. Details of net assets of HFGTL on August 23, 2000, when HFGTL changed from a subsidiary to an affiliate, were as follows:

                                                                   HK$'000
                                                                   -------------

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
                                                                   =============

        Net cash outflow in respect of the dilution of equity interests in HFGTL was as follows:

                                                                    HK$'000
                                                                   -------------

        Cash and bank deposits                                         122,486
                                                                   =============

d. Non-cash investing activities:

         During the years ended March 31, 2000, 2001 and 2002, capital lease obligations of approximately HK$15,070,000, nil and nil, respectively, were incurred to finance the Group's additions of new machinery and equipment.

11.               OTHER SUPPLEMENTAL INFORMATION

                                              2 0 0 0          2 0 0 1                   2 0 0 2
                                          ---------------- ----------------  -----------------------------
                                              HK$'000          HK$'000           HK$'000          US$'000

Depreciation of property, machinery
   and equipment
   - owned assets                              44,215           22,527                 -                 -
   - assets held under capital leases          11,365            4,427                 -                 -
Allowance for bad and doubtful accounts         5,000                -                 -                 -
Interest on
   - bank overdrafts and loans                 17,636            6,680                 -                 -
   - capital lease obligations                  1,856              564                 -                 -
Operating lease rentals for
   - premises                                   3,754            1,044                 -                 -
   - machinery and equipment                       82               30                 -                 -
Advertising and promotion                       7,772            2,206                 -                 -
Repairs and maintenance                           774              310                 -                 -
Rental income                                      48               32                 -                 -
Net foreign exchange gain (loss)                  127               (9)                -                 -
Interest income from bank deposits              6,216            3,166                 -                 -
                                          ============= ================  ================  ===============

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

Basis of opinion

We conducted our audit in accordance with Statements of Auditing Standards issued by the Hong Kong Society of Accountants. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the circumstances of the company and of the group, consistently applied and adequately disclosed.

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

Opinion

In our opinion the financial statements give a true and fair view of the state of affairs of the company and of the group as at 31st March, 2002 and of the profit and cash flows of the group for the year then ended, and have been properly prepared in accordance with the disclosure requirements of the Hong Kong Companies Ordinance.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Certified Public Accountants

Hong Kong, 24th July, 2002

                        HANG FUNG GOLD TECHNOLOGY LIMITED


                          CONSOLIDATED INCOME STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2002

                    (Amounts expressed in Hong Kong dollars)


                                                     Note       2 0 0 2               2 0 0 1
                                                   ---------   ---------------   -------------------
                                                                 $'000                 $'000
                                                                                  (Restated - Note
                                                                                      2.a.ii)

Turnover                                              4            1,568,757        1,327,753

Cost of sales                                                     (1,353,607)      (1,122,475)
                                                               ---------------   --------------

Gross profit                                                         215,150          205,278

Other income                                          4                4,486                -
Selling, distribution and marketing expenses                         (62,878)         (16,856)
General and administrative expenses                                  (87,180)         (91,260)
                                                               ---------------   --------------

Profit from operations                                                69,578           97,162

Interest income                                       4                7,452            8,723
Interest expense                                                     (30,471)         (30,105)
Share of losses of associates and provision against
    advance to an associate                           14             (17,026)         (14,460)
Impairment of goodwill relating to associates                              -         (188,142)
                                                               ---------------   --------------

Profit (Loss) before taxation                         5               29,533         (126,822)

Taxation credit (charge)                              7                5,022           (9,156)
                                                               ---------------   --------------

Profit (Loss) attributable to shareholders            8               34,555         (135,978)

Retained profit, beginning of year                                   125,074          261,052

Transfer from share premium                           27             200,693                -
                                                               ---------------   --------------

Retained profit, end of year                          9              360,322          125,074
                                                               ===============   ==============

Earnings (Loss) per share                             10
    -  Basic                                                       0.65 cents      (3.04) cents
                                                               ===============   ==============

    -  Diluted                                                     0.65 cents      N/A
                                                               ===============   ==============

No consolidated statement of recognized gains and losses has been prepared as the Group had no recognized gains or losses other than those recorded in the consolidated income statement.

                        HANG FUNG GOLD TECHNOLOGY LIMITED


                                 BALANCE SHEETS

                             AS AT 31ST MARCH, 2002

                    (Amounts expressed in Hong Kong dollars)

                                                      Consolidated                       Company
                                             -------------------------------  -------------------------------
                                    Note        2 0 0 2         2 0 0 1          2 0 0 2          2 0 0 1
                                   --------  --------------  ---------------  ---------------  --------------
                                                 $'000           $'000            $'000            $'000

NON-CURRENT ASSETS
Fixed assets                         11            349,885         351,978                -                -
Investment property                  12              1,450           1,600                -                -
Investment in subsidiaries           13                  -               -          307,430          339,327
Investment in associates             14             18,579          35,347                -                -
                                             --------------  ---------------  ---------------  --------------

Total non-current assets                           369,914         388,925          307,430          339,327
                                             --------------  ---------------  ---------------  --------------

CURRENT ASSETS
Inventories                          15            381,859         314,343                -                -
Accounts receivable                  16            269,754         214,847                -                -
Prepayments and deposits                             8,371           7,824              121              121
Due from holding companies            3                714             281                -                -
Investments                          17              4,891               -                -                -
Pledged bank deposits                18             77,830          77,210                -                -
Cash and bank deposits                              12,000          33,214                -                -
                                             --------------  ---------------  ---------------  --------------

Total current assets                               755,419         647,719              121              121
                                             --------------  ---------------  ---------------  --------------

CURRENT LIABILITIES
Short-term bank borrowings           19           (395,968)       (355,492)               -                -
Finance lease obligations,
   current portion                   21            (16,534)        (12,973)               -                -
Accounts payable                     22            (54,983)        (30,933)               -                -
Accruals and other payables                        (12,209)        (14,337)               -                -
Due to a director                     3             (6,088)         (5,956)               -                -
Taxation payable                     23            (32,127)        (36,642)               -                -
                                             --------------  ---------------  ---------------  --------------

Total current liabilities                         (517,909)       (456,333)               -                -
                                             --------------  ---------------  ---------------  --------------

Net current assets                                 237,510         191,386              121              121
                                             --------------  ---------------  ---------------  --------------

Total assets less current
   liabilities                                     607,424         580,311          307,551          339,448
                                             --------------  ---------------  ---------------  --------------

NON-CURRENT LIABILITIES
Long-term bank loans,
   non-current portion               20            (30,662)        (35,580)               -                -
Finance lease obligations,
   non-current portion               21            (16,906)        (18,086)               -                -
Deferred taxation                    24            (18,687)        (20,031)               -                -
                                             --------------  ---------------  ---------------  --------------

Total non-current liabilities                      (66,255)        (73,697)               -                -
                                             --------------  ---------------  ---------------  --------------

Net assets                                         541,169         506,614          307,551          339,448
                                             ==============  ===============  ===============  ==============

Representing:

SHARE CAPITAL                        25             53,320          53,320           53,320           53,320

RESERVES                             27            127,527         328,220          286,128          486,821

RETAINED PROFIT (ACCUMULATED
   DEFICIT)                                        360,322         125,074          (31,897)        (200,693)
                                             --------------  ---------------  ---------------  --------------

Shareholders' equity                               541,169         506,614          307,551          339,448
                                             ==============  ===============  ===============  ==============

                Approved by the Board of Directors on 24th July,
2002:

             LAM SAI WING                          CHAN YAM FAI, JANE
               Chairman                              Deputy Chairman

                        HANG FUNG GOLD TECHNOLOGY LIMITED


                        CONSOLIDATED CASH FLOW STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2002

                    (Amounts expressed in Hong Kong dollars)

                                                           Note           2 0 0 2               2 0 0 1
                                                         ---------   -------------------   -------------------
                                                                           $'000                 $'000

Net cash inflow from operating activities                  28.a                 63,894                10,527
                                                                     -------------------   -------------------

Returns on investments and servicing of finance
    Interest received                                                            7,194                 6,822
    Interest paid                                                              (30,471)              (30,105)
                                                                     -------------------   -------------------

                                                                               (23,277)              (23,283)
                                                                     -------------------   -------------------
Taxation
    Hong Kong profits tax paid                                                  (1,192)               (6,203)
    Hong Kong profits tax refunded                                                 355                     -
                                                                     -------------------   -------------------

                                                                                  (837)               (6,203)
                                                                     -------------------   -------------------

Investing activities
    Additions of fixed assets                                                  (65,046)             (175,476)
    Proceeds from disposal of fixed assets                                         379                     -
    Increase in investments                                                     (5,226)                    -
    Advances to an associate                                                         -               (50,000)
    Increase in the amounts due from holding
       companies                                                                  (433)                 (281)
                                                                     -------------------   -------------------

                                                                               (70,326)             (225,757)
                                                                     -------------------   -------------------

Net cash outflow before financing activities                                   (30,546)             (244,716)
                                                                     -------------------   -------------------

Financing activities                                       28.b
    Issue of shares                                                                  -                62,700
    Share issue expenses                                                             -                (3,321)
    New long-term bank loans                                                     3,710                37,480
    Repayment of long-term bank loans                                           (7,910)               (2,900)
    New short-term bank loans                                                   67,983                26,547
    Repayment of short-term bank loans                                          (1,991)              (12,000)
    Repayment of capital element of finance lease
       obligations                                                             (25,738)              (15,832)
    Increase (Decrease) in amount due to a director                                132                  (865)
                                                                     -------------------   -------------------

                                                                                36,186                91,809
                                                                     -------------------   -------------------

Increase (Decrease) in cash and cash equivalents                                 5,640              (152,907)

Cash and cash equivalents
    Beginning of year                                                         (211,126)              (58,219)
                                                                     -------------------   -------------------

    End of year                                            28.d               (205,486)             (211,126)
                                                                     ===================   ===================

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

The Company is an investment holding company. Its subsidiaries are principally engaged in the design, manufacture and distribution of a broad range of gold products, other precious metal products and jewelry products. Its associates are principally engaged in trading and the operation of internet portal sites to facilitate China trade.

2.                PRINCIPAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with Statements of Standard Accounting Practice issued by the Hong Kong Society of Accountants, accounting principles generally accepted in Hong Kong, and the disclosure requirements of the Hong Kong Companies Ordinance and the Rules Governing the Listing of Securities on The Stock Exchange of Hong Kong Limited. Principal accounting policies are summarized below:

a. Adoption of new/revised Statements of Standard Accounting Practice

         Effective from 1st April, 2001, the Company, and its subsidiaries and associates (together "the Group") have adopted, for the first time, the following Statements of Standard Accounting Practice ("SSAPs") issued by the Hong Kong Society of Accountants:

         SSAP 9 (revised)    Events after the balance sheet date
         SSAP 14 (revised)   Leases
         SSAP 26             Segment reporting
         SSAP 28             Provisions, contingent liabilities and contingent
                             assets
         SSAP 29             Intangible assets
         SSAP 30             Business combinations
         SSAP 31             Impairment of assets
         SSAP 32             Consolidated financial statements and accounting
                             for investments in subsidiaries

a. Adoption of new/revised Statements of Standard Accounting Practice (Cont'd)

         The adoption of the above new/revised SSAPs had no material effect on the Group's financial statements, other than as described below:

         i. SSAP 26 - Segment reporting

                  Segment information of the Group has been disclosed in Note 29 to the financial statements.

         ii. SSAP 30 - Business combinations

                  Prior to 1st April, 2001, goodwill was eliminated against reserves in the year in which it arose. With the introduction of SSAP 30, goodwill arising on or after 1st April, 2001 is capitalized in the balance sheet and is amortized to the income statement on a straight-line basis over its estimated economic life. The Group has taken advantage of the transitional provisions in SSAP 30 whereby all goodwill arising from acquisitions before 1st April, 2001, previously eliminated against reserves, has not been restated, and any subsequent impairment of such goodwill is recognized in the income statement in accordance with SSAP 31 - Impairment of assets. Following the transitional provisions of SSAP 30, where an impairment loss has arisen since the date of acquisition on goodwill previously eliminated against reserves, this change in accounting policy for recognition of goodwill impairment has been applied retrospectively and the impairment losses have been recognized as a prior year adjustment in accordance with SSAP 2 - Net profit or loss for the period, fundamental errors and changes in accounting policies. In this respect, goodwill of approximately $188,142,000 previously eliminated against retained profit has been assessed by the Group and the Group determined that an impairment loss of $188,142,000 should be recorded during the year ended 31st March, 2001. As a result, the Group's previously reported profit attributable to shareholders for the year ended 31st March, 2001 of $52,164,000 has become a loss attributable to shareholders of approximately $135,978,000, however there is no impact on the Group's retained profit as at 1st April, 2001.

         In addition to the adoption of the above standards, the Group has adopted the consequential changes made to SSAP 10 - Accounting for investments in associates, SSAP 17 - Property, plant and equipment, SSAP 18 - Revenue, and SSAP 21 - Accounting for interests in joint ventures. The adoption of these consequential changes had no material effect on the Group's financial statements.

         The 2001 comparative figures presented herein have incorporated the effect of adjustments, where applicable, resulting from the adoption of the new/revised SSAPs.

b. Basis of measurement

         The financial statements have been prepared on the historical cost basis, as modified by the revaluation of investment properties (see
         Note 2.h) and stating investments at fair value (see Note 2.i).

c.       Basis of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, together with the Group's share of post-acquisition results and reserves of its associates under the equity method of accounting. The results of subsidiaries and associates acquired or disposed of during the year are included in the consolidated financial statements from or to their effective dates of acquisition or disposal. Significant intra-group transactions and balances have been eliminated on consolidation.

d.       Goodwill

         Goodwill represents the difference between the fair value of the consideration given and the Group's share of the aggregate fair value of the identifiable net assets acquired. Goodwill is recognized as an asset in the balance sheet and is amortized on a straight-line basis over its estimated economic life. The carrying value of goodwill is assessed periodically or when factors indicating an impairment are present. Any impairment of goodwill is recognized as an expense in the period in which the impairment occurs.

e.       Subsidiaries

         A subsidiary is a company over which the Group can exercise control, which is normally evidenced when the Group has the power to govern its financial and operating policies so as to obtain benefits from its activities. In the Company's financial statements, investment in subsidiaries is stated at cost less any impairment losses, while income from subsidiaries is recorded to the extent of dividends received and receivable.

f.       Associates

         An associate is a company over which the Group has significant influence, but not control or joint control, over its financial and operating policy decisions. In the consolidated financial statements, investment in associates is accounted for under the equity method of accounting, whereby the investment is initially recorded at cost and is adjusted thereafter to recognize the Group's share of the post-acquisition results of associates, distributions received from associates, other necessary alterations in the Group's proportionate interest in associates arising from changes in the equity of associates that have not been included in the income statement of associates, amortization of the difference between the cost of investment and the Group's share of the aggregate fair value of the identifiable net assets acquired at the date of acquisition (goodwill), and any impairment losses. The Group's share of post-acquisition results of associates is included in the consolidated income statement.

g. Fixed assets and depreciation

         Fixed assets are stated at cost less accumulated depreciation and any impairment losses. Major expenditures on modifications and betterments of fixed assets which will increase their future economic benefits are capitalized, while expenditures on maintenance and repairs of fixed assets are expensed when incurred. Depreciation is provided on a straight-line basis to write off the cost less impairment losses and estimated residual value of each asset over its estimated useful life. The annual rates of depreciation are as follows:

                  Land and buildings                               5%
                  Machinery and equipment                  15% to 20%
                  Furniture and office equipment           12% to 20%
                  Motor vehicles                                  20%

         The depreciation methods and useful lives are reviewed periodically to ensure that the methods and rates of depreciation are consistent with the expected pattern of economic benefits from fixed assets.

         Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the then carrying amount of the assets.

         Fixed assets held under finance leases are recorded and depreciated on the same basis as described above.

h.       Investment properties

         Investment properties are leasehold interests in land and buildings held for their long-term investment potential. Investment properties are included in the balance sheet at their open market value on the basis of an annual valuation by independent qualified valuers. Changes in the value of investment properties are dealt with in the investment properties revaluation reserve unless the balance of this reserve is insufficient to cover a deficit on a portfolio basis, in which case the net deficit is charged to the income statement. Where a deficit has previously been charged to the income statement and a revaluation surplus subsequently arises, this surplus is credited to the income statement to the extent of the deficit previously charged. When an investment property is disposed of, previously recognized revaluation surpluses are reversed and the gain or loss on disposal reported in the income statement is determined based on the net disposal proceeds less the original cost.

         No depreciation is provided for investment property unless the unexpired lease term is 20 years or less, in which case depreciation is provided on the then carrying value over the unexpired lease term.

i.       Investments

         Short-term investments are carried at fair value in the balance sheet. Any unrealized holding gain or loss is recognized in the income statement in the period when it arises. Upon disposal of investments, any gain or loss thereon is accounted for in the income statement.

j.       Inventories

         Inventories are stated at the lower of cost and net realizable value. Cost includes costs of raw materials calculated using the first-in, first-out method of costing and, in the case of work-in-progress and finished goods, also direct labor and an appropriate proportion of production overheads. Net realizable value is based on estimated selling prices in the ordinary course of business, less further costs expected to be incurred to completion and disposal. Provision is made for obsolete, slow-moving or defective items where appropriate.

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

k.       Impairment of assets

         Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Whenever the carrying amount of an asset exceeds its recoverable amount, an impairment loss representing the difference between the carrying amount and the recoverable amount of an asset is recognized in the income statement. The recoverable amount is the higher of an asset's net selling price and value in use. The net selling price is the amount obtainable from the sale of an asset in an arm's length transaction less the costs of disposal, while value in use is the present value of estimated future cash flows expected to arise from the continuing use of an asset and from its disposal at the end of its useful life.

         Reversal of an impairment loss of an asset recognized in prior years is recorded when there is an indication that the impairment loss recognized for the asset no longer exists or has decreased. The reversal is recorded in the income statement.

l.       Turnover and revenue recognition

         Turnover consists of the net invoiced value of merchandise sold, after allowances for returns and discounts, and rental income.

         Revenue is recognized when the outcome of a transaction can be measured reliably and when it is probable that the economic benefits associated with the transaction will flow to the Group. Sales revenue is recognized when the merchandise is delivered and title has passed. Rental income is recognized on a straight-line basis over the period of the relevant leases. Interest income is recognized on a time proportion basis on the principal outstanding and at the rates applicable.

m.       Taxation

         Individual companies within the Group provide for profits tax on the basis of their profits for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes.

         Deferred taxation is provided under the liability method, at the current tax rate, in respect of significant timing differences between profit as computed for taxation purposes and profit as stated in the financial statements, except when it is considered that no liability will arise in the foreseeable future. Deferred tax assets are not recognized unless the related benefits are expected to crystallize in the foreseeable future.

n.       Advertising and promotion costs

         Costs of advertising and promotion are expensed as incurred.

o.       Employee retirement benefits

         Costs of employee retirement benefits are recognized as an expense in the period in which the employees' services are rendered.

p.       Borrowing costs

         Borrowing costs that are directly attributable to the acquisition, construction or production of an asset that takes a substantial period of time to prepare for its intended use or sale are capitalized as part of the cost of that asset at rates based on the actual cost of the specific borrowings. All other borrowing costs are recognized as an expense in the period in which they are incurred.

q.       Provisions and contingencies

         A provision is recognized when there is a present obligation, legal or constructive, as a result of a past event and it is probable (i.e. more likely than not) that an outflow of resources embodying economic benefits will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. Provisions are reviewed regularly and adjusted to reflect the current best estimate. Where the effect of the time value of money is material, the amount of a provision is the present value of the expenditures expected to be required to settle the obligation.

         Contingent liabilities are not recognized in the financial statements. They are disclosed unless the possibility of an outflow of resources embodying economic benefits is remote. A contingent asset is not recognized in the financial statements but disclosed when an inflow of economic benefits is probable.

r.       Leases

         Finance leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets are transferred to the Group. Fixed assets held under finance leases are initially recorded at the present value of the minimum lease payments at the inception of the leases, with equivalent liabilities categorized as appropriate under current or non-current liabilities. Interest expense, which represents the difference between the minimum lease payments at the inception of the finance leases and the corresponding fair value of the assets acquired, is allocated to accounting periods over the period of the relevant leases to produce a constant rate of charge on the outstanding balances.

         Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to the income statement on a straight-line basis over the period of the relevant leases.

s.       Cash equivalents

         For the purpose of the consolidated cash flow statement, cash equivalents represent short-term highly liquid investments which are readily convertible into known amounts of cash and which were within three months of maturity when acquired, less advances from banks repayable within three months from the date of the advance.

t.       Currency translation

         Companies within the Group maintain their books and records in Hong Kong dollars. Transactions in other currencies during the year are translated into Hong Kong dollars at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in other currencies are translated into Hong Kong dollars at the applicable rates of exchange in effect at the balance sheet date. Exchange gains or losses are dealt with in the income statement in which they arise.

u.       Subsequent events

         Post year-end events that provide additional information about financial position at the balance sheet date or those that indicate the going concern assumption is not appropriate ("adjusting events") are reflected in the financial statements. Post year-end events that are not adjusting events are disclosed in the notes when material.

v.       Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in Hong Kong requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.                Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

a. Significant transactions with related parties are summarized below:

         (i) During the year ended 31st March, 2002, the Group paid rental of approximately $162,000 (2001 - $324,000) in respect of residential premises owned by Mr. Lam Sai Wing, a director of the Company. The premises are used as the residence of Mr. Lam Sai Wing and his family.

         (ii) The amount due from an associate of $50,000,000 (2001 - $50,000,000) (see Note 14) is secured by the 50.1% equity interest in the associate not owned by the Group, bears interest at the rate of 2.5% over the prime lending rate as quoted by The Hongkong and Shanghai Banking Corporation Limited, and is repayable after September 2003. During the year, interest earned from this advance amounted to approximately $4,449,000 (2001 - $1,901,000).

b. Details of the amounts due from holding companies (consolidated) are:

                                      Balance as at 31st  Balance as at 31st   Maximum balance
                                                                                outstanding
                                         March, 2002       March, 2001        during the year
                                       ---------------    ----------------    ----------------
                                              $'000            $'000                $'000


        Quality Prince Limited, an
            immediate holding company            11                6                   11

        S.W. Lam, Inc., an intermediate
            holding company                     703              275                  703
                                       ---------------    -----------------   ================

                                                714              281
                                       ===============  ===============

         These amounts are unsecured, non-interest bearing and without pre-determined repayment terms.

c. Details of the amount due to a director (consolidated) are:

                                  Balance as at 31st       Balance as at
                                      March, 2002         31st March, 2001
                                  --------------------   -------------------
                                         $'000                 $'000

        Mr. Lam Sai Wing                6,088                  5,956
                                  ====================   ===================

         The balance with the director is unsecured, non-interest bearing and without pre-determined repayment terms.

d. The Group's banking facilities are secured by, among others, mortgages over certain properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company, and assignment of the benefits in respect of the keyman insurance of Mr. Lam Sai Wing amounting to $20,000,000.

4.                TURNOVER and revenue

Turnover and revenue (consolidated) consisted of:

                                     2 0 0 2                2 0 0 1
                                 ----------------   -----------------
                                      $'000                  $'000

Sales of merchandise                 1,568,659              1,327,657

Rental income                               98                     96
                                 ---------------    ------------------

Turnover                             1,568,757              1,327,753

Other income                             4,486                      -

Interest income                          7,452                  8,723
                                 ---------------    ------------------

Total revenue                        1,580,695              1,336,476
                                 ===============    ==================

5.                PROFIT (lOSS) BEFORE TAXATION

Profit (Loss) before taxation (consolidated) was determined after charging or crediting the following items:


                                                                    2 0 0 2           2 0 0 1
                                                                ---------------   --------------
                                                                    $'000             $'000

After charging -

Interest on
    -  gold loans and forward contracts wholly repayable within
          five years                                                 5,483                 -
    -  bank overdrafts and borrowings wholly repayable within
          five years                                                22,367            27,272
    -  bank borrowings wholly repayable after five years               609               647
    -  finance leases                                                2,012             2,186

Employment costs (including directors' emoluments)                  55,002            47,321

Advertising and promotion costs                                     20,162             7,772

Operating lease rentals in respect of
    -  office and factory premises                                   5,141             4,485
    -  machinery and equipment                                         132                82

Website development expense                                            565             3,969

Depreciation of fixed assets
    -  owned assets                                                 80,180            63,662
    -  assets held under finance leases                             14,226            11,774

Net loss on disposal of fixed assets                                   473               377

Deficit on revaluation of an investment property                       150               250

Provision for bad and doubtful debts                                     -             2,500

Provision for slow-moving and obsolete inventories                     600             1,200

Net exchange loss (including translation loss on gold loans)         5,407                75

Auditors' remuneration                                                 780               780
                                                                ============    =============

After crediting -

Interest income from
    -  bank deposits                                                 3,003             6,822
    -  amount due from an associate (see Notes 3 and 14)             4,449             1,901

Rental income, less outgoings                                           84                82
                                                                ============    ============

6.                DIRECTORS' AND SENIOR EXECUTIVES' EMOLUMENTS

a. Details of directors' emoluments are:

                                                   2 0 0 2         2 0 0 1
                                                 -------------   ------------
                                                    $'000           $'000

        Fees for executive directors                       -               -

        Fees for non-executive directors                 128             120

        Other emoluments for executive directors
            -  Basic salaries and allowances           4,191           2,460
            -  Bonus *                                     -           2,500
            -  Contributions to pension scheme            24               4
                                                 ------------    ------------

                                                       4,343           5,084
                                                 ============    ============

         * The Company's executive directors are entitled to a discretionary bonus not exceeding 5% of the Group's consolidated profit attributable to shareholders.

         No directors waived any emoluments during the year. No incentive payment for joining the Group or compensation for loss of office was paid or payable to any directors during the year.

         Analysis of directors' emoluments by number of directors and emolument range is as follows:

                                                    2 0 0 2            2 0 0 1
                                                ---------------     ------------

        Executive directors
            -  Nil to $1,000,000                          1                 1
            -  $3,500,001 to $4,000,000                   1                 -
            -  $4,500,001 to $5,000,000                   -                 1

        Non-executive directors
            -  Nil to $1,000,000                          3                 5
                                                ------------     -------------

                                                          5                 7
                                                ============     =============

b. Details of emoluments of the five highest paid individuals (including directors and other employees) are:
                                              2 0 0 2              2 0 0 1
                                          -----------------     --------------
                                               $'000              $'000

        Basic salaries and allowances             5,690              4,364

        Bonus                                         -              2,500

        Contributions to pension scheme              60                 20
                                          --------------     --------------

                                                  5,750              6,884
                                          ==============     ==============

b. (Cont'd)

         Two (2001 - Two) of the highest paid individuals were directors of the Group, whose emoluments have been included in Note 6.a above.

         During the year, no emolument of the five highest paid individuals (including directors and other employees) was incurred as inducement to join or upon joining the Group or as compensation for loss of office.

         Analysis of emoluments of the five highest paid individuals (including directors and other employees) by number of individuals and emolument range is as follows:

                                         2 0 0 2                2 0 0 1
                                        --------------     ------------------

        -   Nil to $1,000,000                       4                      4
        -   $3,500,001 to $4,000,000                1                      -
        -   $4,500,001 to $5,000,000                -                      1
                                        --------------     ------------------

                                                    5                      5
                                        ==============     ==================


7.                TAXATION

Taxation credit (charge) (consolidated) consisted of:

                                                                    2 0 0 2           2 0 0 1
                                                                 -------------    --------------
                                                                     $'000             $'000

Current taxation
    -  Hong Kong profits tax                                          (5,181)           (2,519)
    -  Write-back of over-provision of Hong Kong profits tax in
          prior years                                                  1,001                 -
    -  Write-back of over-provision of Mainland China taxes in
          prior years (see Note 23)                                    7,858                 -
                                                                 -------------    -------------

                                                                       3,678            (2,519)

Deferred taxation
    -  Write-back of (Provision for) deferred taxation                 1,344            (6,637)
                                                                 -------------    -------------

                                                                       5,022            (9,156)
                                                                 =============    =============

The Company is exempted from taxation in Bermuda until 2016. Hong Kong profits tax has been provided at the rate of 16% (2001 - 16%) on the estimated assessable profit arising in or derived from Hong Kong. No Mainland China tax has been provided as the Group had no taxable profit subject to such tax during the year.

8.   PROFIT (LOSS) ATTRIBUTABLE TO SHAREHOLDERS

The consolidated profit attributable to shareholders included a loss of approximately $31,897,000 (2001 - $200,701,000) dealt with in the financial statements of the Company.



9.   RETAINED PROFIT

Retained profit consisted of:

                                     2 0 0 2            2 0 0 1
                                ----------------    ---------------
                                      $'000             $'000

Company and subsidiaries            375,253            131,241

Associates                          (14,931)            (6,167)
                                ----------------    --------------

                                    360,322            125,074
                                ================    ==============


10.  EARNINGS (loss) PER SHARE

The calculation of basic earnings (loss) per share for the year ended 31st March, 2002 is based on the consolidated profit attributable to shareholders of approximately $34,555,000 (2001 - loss of $135,978,000) and on the weighted average number of approximately 5,332,000,000 shares (2001 - 4,468,231,000 shares) in issue during the year.

The calculation of diluted earnings per share for the year ended 31st March, 2002 is based on the consolidated profit attributable to shareholders of approximately $34,555,000 and on the weighted average number of approximately 5,351,772,000 shares in issue, after adjusting for the effects of all dilutive potential shares.

A reconciliation of the weighted average number of shares used in calculating the basic earnings per share and the diluted earnings per share for the year ended 31st March, 2002 is as follows:

                                                                       `000

Weighted average number of shares used in calculating basic
earnings per share                                                   5,332,000

Adjustment for potential dilutive effect in respect of
outstanding employee share options                                      19,772
                                                                    -----------

Weighted average number of shares used in calculating diluted
 earnings per share                                                  5,351,772
                                                                    ===========

No diluted loss per share for the year ended 31st March, 2001 is presented as the outstanding share options were anti-dilutive.

11.  FIXED ASSETS

a. Movements of fixed assets (consolidated) were:

                                                        2 0 0 2                                  2001
                            ----------------------------------------------------------------  -----------
                            Land and     Machinery     Furniture      Motor        Total        Total
                                         and          and office
                            buildings    equipment     equipment     vehicles
                            -----------  -----------  ------------ ------------  -----------  -----------
                              $'000        $'000         $'000        $'000        $'000        $'000

         Cost

         Beginning of year      16,700      387,081      160,611        1,054       565,446      363,209
         Additions               5,300       45,977       41,079          809        93,165      202,627
         Disposals                   -            -         (997)           -          (997)        (390)
                            -----------  -----------  ------------ ------------  -----------  -----------

         End of year            22,000      433,058      200,693        1,863       657,614      565,446
                            -----------  -----------  ------------ ------------  -----------  -----------

         Accumulated
            depreciation

         Beginning of year         105      177,657       34,778          928       213,468      138,045
         Provision for the
            year                 1,100       74,122       19,117           67        94,406       75,436
         Disposals                   -            -         (145)           -          (145)         (13)
                            -----------  -----------  ------------ ------------  -----------  -----------

         End of year             1,205      251,779       53,750          995       307,729      213,468
                            -----------  -----------  ------------ ------------  -----------  -----------

         Net book value

         End of year            20,795      181,279      146,943          868       349,885      351,978
                            ===========  ===========  ============ ============  ===========  ===========

         Beginning of year      16,595      209,424      125,833          126       351,978      225,164
                            ===========  ===========  ============ ============  ===========  ===========

b. Land and buildings:

         Land and buildings are located in Hong Kong and are held under medium-term leases. Land and buildings with a net book value of approximately $19,857,000 (2001 - $15,608,000) are mortgaged as collateral for the Group's banking facilities (see Note 32).

c. Finance leases:

         Certain machinery and equipment were purchased under finance leases. Details of these assets are as follows:

                                              2 0 0 2            2 0 0 1
                                           --------------     --------------
                                                 $'000             $'000

        Cost                                       71,131             58,868
        Less: Accumulated depreciation            (27,318)           (20,382)
                                           ---------------     --------------

        Net book value                             43,813             38,486
                                           ===============     ==============

        Depreciation for the year                  14,226             11,774
                                           ===============     ==============

12.               INVESTMENT PROPERTY

Movements of investment property (consolidated) were:

                                2 0 0 2       2 0 0 1
                             -------------  ------------
                                 $'000         $'000

Beginning of year                   1,600       1,850
Deficit on revaluation               (150)       (250)
                             -------------  ------------

End of year                         1,450       1,600
                             =============  ============

The investment property is located in Hong Kong and is held under a long-term lease. It is stated at open market value at 31st March, 2002 as determined by DTZ Debenham Tie Leung Limited, independent qualified valuers.

Details of the investment property as at 31st March, 2002 are as follows:

          Location                      Group's interest         Existing use
-------------------------------------  -------------------      ---------------

Flat B4 on 14th Floor, Peace Building,       100%                Residential
    3 Peace Avenue, Ho Man Tin,
    Kowloon, Hong Kong


13.  INVESTMENT IN SUBSIDIARIES

In the Company's balance sheet, investment in subsidiaries consisted of:

                                                2 0 0 2            2 0 0 1
                                             --------------    --------------
                                                $'000              $'000

Unlisted shares, at cost                          158,743            158,743

Due from subsidiaries                             379,741            381,285
                                             --------------    --------------

                                                  538,484            540,028

Less: Impairment losses and provision
          against due from subsidiaries          (231,054)          (200,701)
                                             --------------    --------------

                                                  307,430            339,327
                                             ==============    ==============

The amounts due from subsidiaries are unsecured and non-interest bearing.

The underlying value of investment in subsidiaries is, in the opinion of the Company's Directors and the Group's management, not less than its carrying amount as at 31st March, 2002.

As of 31st March, 2002, the Company had given guarantees to banks of approximately $421,329,000 (2001 - $344,980,000) to secure banking facilities of certain subsidiaries.

Details of the principal subsidiaries as at 31st March, 2002 were as follows:

           Name                  Place of        Issued and fully       Percentage of    Principal activities
                              incorporation/                           equity interest
                                operations         paid capital           held (i)
---------------------------  -----------------  --------------------  ------------------ ---------------------


Hang Fung Gold                British Virgin           US$1                 100%         Investment holding
   (International)             Islands/Hong
   Company Limited                 Kong

Hang Fung Jewellery             Hong Kong             Class A                 -          Manufacturing and
   Company Limited                                   (non-voting)                          selling of gold
                                                    ordinary - $4           100%           and jewelry
                                                         (ii)                              products
                                Class B (voting)
                                                    ordinary - $2

Hang Fung Jewellery           Mainland China        $25,000,000             100%         Manufacturing of
   (Shenzhen) Co., Ltd.                                                                    gold and jewelry
   (iii)                                                                                   products

Kai Hang Jewellery              Hong Kong             Class A                 -          Property holding
   Company Limited                                   (non-voting)
                                                      ordinary -
                                                     $10,002 (ii)           100%
                                Class B (voting)
                                                    ordinary - $2

Macadam Profits Limited       British Virgin           US$2                 100%         Investment holding
                               Islands/Hong
                                   Kong

Soycue Limited                British Virgin           US$1                 100%         Investment holding
                               Islands/Hong
                                   Kong

Notes -

(i) The shares of Macadam Profits Limited are held directly by the Company. The shares of other subsidiaries are held indirectly.

(ii) The Class A (non-voting) ordinary shares have no voting rights, are not entitled to dividends unless dividends paid to holders of Class B (voting) ordinary shares exceed $900,000,000,000 in a financial year, and are not entitled to distribution of the companies' assets unless each Class B (voting) ordinary shareholder has been returned its paid-up capital together with a premium of $900,000,000,000.

(iii) Hang Fung Jewellery (Shenzhen) Co., Ltd. is a wholly foreign owned enterprise established in Mainland China to be operated for 30 years up to 2028.

None of the subsidiaries had any loan capital in issue at any time during the year ended 31st March, 2002.

14.      Investment in Associates

Investment in associates (consolidated) consisted of:
                                                2 0 0 2            2 0 0 1
                                               -------------    ------------
                                                   $'000           $'000

Unlisted shares, at cost                           186,048         186,048

Advance to an associate                             50,000          50,000

Accrued interest                                     2,159           1,901

Impairment of goodwill                            (188,142)       (188,142)

Share of post-acquisition losses of associates     (14,931)         (6,167)

Provision against advance to an associate          (16,555)         (8,293)
                                               ------------      -----------

                                                    18,579          35,347
                                               ============      ===========

The amount due from an associate (New Epoch Information (BVI) Company Limited) of $50,000,000 is secured by the 50.1% equity interest in the associate not owned by the Group, bears interest at the rate of 2.5% over the prime lending rate as quoted by The Hongkong and Shanghai Banking Corporation Limited, and is repayable after September 2003.

The underlying value of investment in associates is, in the opinion of the Company's Directors and the Group's management, not less than its carrying amount as at 31st March, 2002.

Details of the principal associates as at 31st March, 2002 were as follows:


           Name                  Place of        Issued and fully       Percentage of    Principal activities
                              incorporation/                           equity interest
                                operations      paid share capital        held (i)
---------------------------  -----------------  --------------------  ------------------ ---------------------


Asia Trader Associates        British Virgin             US$450,000      16.5% (ii)      Operation of
   Limited ("ATAL")            Islands/Hong                                                Internet portal
                                   Kong                                                    sites

China International             Hong Kong               $20,000,000         24.5%        Operation of
   Electronic Commerce                                                                     Internet portal
   (HK) Limited                                                                            sites to
                                                                                           facilitate China
                                                                                           trade

New Epoch Information         British Virgin               US$1,000         49.9%        Investment holding
   (BVI) Company Limited       Islands/Hong
                                   Kong

New Epoch Information           Hong Kong                $5,000,000         49.9%        Trading and
   Company Limited                                                                         investment holding


Notes -

(i)      The shares of the above associates are held indirectly by the Company.

(ii) Asia Trader Associates Limited is an associate as the Group's interest in it is held through an associate which in turn holds more than 20% of the issued voting share capital of ATAL.

The above summary lists only the principal associates of the Company which, in the opinion of the Company's Directors and the Group's management, principally affected the results or formed a substantial portion of the net assets of the Group. To give details of other associates would, in the opinion of the Company's Directors and the Group's management, result in particulars of excessive length.

15.               INVENTORIES

Inventories (consolidated) consisted of:

                                                   2 0 0 2            2 0 0 1
                                              ----------------    --------------
                                                   $'000              $'000

Raw materials                                        266,164            160,912

Finished goods                                       119,495            156,631
                                              ----------------    --------------

                                                     385,659            317,543

Less: Provision for slow-moving and obsolete
    inventories                                       (3,800)            (3,200)
                                              ----------------    --------------

                                                     381,859            314,343
                                              ================    ==============

As at 31st March, 2002, inventories of approximately $3,309,000 (2001 - $2,161,000) were stated at net realizable value.

Inventories of approximately $286,965,000 (2001 - $317,543,000) were held under trust receipts bank loan arrangements (see Note 32).

16.  ACCOUNTS RECEIVABLE

The Group grants to its customers credit periods ranging from 30 days to 120 days. The ageing analysis of accounts receivable (consolidated) is as follows:

                                              2 0 0 2            2 0 0 1
                                           --------------     -------------
                                               $'000              $'000

0 to 90 days                                     271,097            215,249
91 to 180 days                                     3,946              7,295
181 to 270 days                                    4,711              2,303
                                           ---------------    --------------

                                                 279,754            224,847

Less: Provision for bad and doubtful debts       (10,000)           (10,000)
                                           ---------------    --------------

                                                 269,754            214,847
                                           ===============    ==============

17.  INVESTMENTS

Investments (consolidated) consisted of:

                                             2 0 0 2                2 0 0 1
                                         -----------------    ------------------
                                              $'000                  $'000

Unlisted investments, at cost                      5,226                      -

Less: Unrealized holding loss                       (335)                     -
                                         -----------------    ------------------

                                                   4,891                      -
                                         =================    ==================

As at 31st March, 2002, investments represented units in investment funds managed by investment companies in Hong Kong.



18.  PLEDGED BANK DEPOSITS

As at 31st March, 2002, the Group's bank deposits of approximately $77,830,000 (2001 - $77,210,000) were pledged as collateral for the Group's banking facilities (see Note 32).

19.               SHORT-TERM BANK BORROWINGS

Short-term bank borrowings (consolidated) consisted of:

                                                    2 0 0 2            2 0 0 1
                                               ----------------    -------------
                                                   $'000              $'000

Bank overdrafts                                         8,351                 84

Trust receipts bank loans                             286,965            321,466

Gold loans from banks                                  41,954                  -

Other short-term bank loans                            50,585             26,547
                                               ----------------    -------------

                                                      387,855            348,097

Long-term bank loans, current portion (Note 20)         8,113              7,395
                                               ----------------    -------------

                                                      395,968            355,492
                                               ================    =============

Short-term bank borrowings are secured and bear interest at rates ranging from 1.90% to 1% over prime lending rate. Refer to Note 32 for details of the Group's banking facilities.

20.  LONG-TERM BANK LOANS

Long-term bank loans (consolidated) consisted of:

                                                                2 0 0 2        2 0 0 1
                                                              ------------    ----------
                                                                 $'000           $'000

Amounts repayable within a period
    -  not exceeding one year                                      8,113          7,395
    -  more than one year but not exceeding two years              8,134          7,703
    -  more than two years but not exceeding five years           12,323         18,714
    -  more than five years                                       10,205          9,163
                                                              ------------    ----------

                                                                  38,775         42,975

Less: Amounts repayable within one year included under current
          liabilities (Note 19)                                   (8,113)        (7,395)
                                                              ------------    ----------

                                                                  30,662         35,580
                                                              ============    ==========

Long-term bank loans are secured and bear interest at rates ranging from 1.75% below prime lending rate to 1.75% above that. Refer to Note 32 for details of the Group's banking facilities.

21.        FINANCE LEASE OBLIGATIONS

Finance lease obligations, net of future finance charges (consolidated), consisted of:

                                                            2 0 0 2         2 0 0 1
                                                         -------------    ------------
                                                             $'000           $'000

Total minimum lease payments under finance leases
    -  not exceeding one year                                 17,648            14,866
    -  more than one year and not exceeding two years         12,286            11,454
    -  more than two years but not exceeding five years        5,161             7,859
                                                         -------------    -------------

                                                              35,095            34,179

Less: Future finance charges                                  (1,655)           (3,120)
                                                         -------------    -------------

                                                              33,440            31,059
                                                         =============    =============


                                                            2 0 0 2           2 0 0 1
                                                         --------------   -------------
                                                             $'000            $'000

The present value of finance lease obligations
    -  not exceeding one year                                 16,534            12,973
    -  more than one year but not exceeding two years         11,846            10,548
    -  more than two years but not exceeding five years        5,060             7,538
                                                         -------------    -------------

                                                              33,440            31,059

Less: Amounts repayable within one year included under
          current liabilities                                (16,534)          (12,973)
                                                         -------------    -------------

                                                              16,906            18,086
                                                         =============    =============

22.  ACCOUNTS PAYABLE

The ageing analysis of accounts payable (consolidated) is as follows:

                              2 0 0 2           2 0 0 1
                            ------------     -------------
                                $'000            $'000

0 to 90 days                     53,101             28,636
91 to 180 days                    1,476              1,716
181 to 270 days                     406                581
                            -------------    --------------

                                 54,983             30,933
                            =============    ==============

23.               TAXATION PAYABLE

Taxation payable (consolidated) consisted of:

                                               2 0 0 2          2 0 0 1
                                            -------------     ------------
                                                $'000           $'000

Hong Kong profits tax                              3,343                -

General provision for Mainland China tax *        28,784           36,642
                                            --------------    ------------

                                                  32,127           36,642
                                            ==============    ============

* Prior to 1st April, 1999, the Group earned contract processing fees based on the utilization of equipment and technology provided by the Group to its Mainland China contracting partners, and provision for Mainland China tax in relation to these fees has been made. The amount of such provision is reviewed periodically and will be written back if it is unlikely that it would be crystallized after carrying over the provision for a period of six years.

24.  DEFERRED TAXATION

Movements of deferred taxation (consolidated) were:

                                                  2 0 0 2          2 0 0 1
                                               ------------     ------------
                                                   $'000            $'000

Beginning of year                                   20,031           13,394
Provision for net timing differences                     -            6,637
Write-back of over-provision in prior years         (1,344)               -
                                               -------------    ------------

End of year                                         18,687           20,031
                                               =============    ============

Deferred taxation represents the taxation effect of accelerated depreciation of fixed assets for taxation purposes. There were no significant unprovided deferred tax liabilities as at 31st March, 2002.

25.               SHARE CAPITAL

Movements were:


                                                   2 0 0 2                             2 0 0 1
                                     ------------------------------------ -----------------------------------
                                     Number of shares    Nominal value    Number of shares    Nominal value
                                     -----------------  ----------------- -----------------  ----------------
                                           '000              $'000              '000              $'000

Authorized - ordinary shares of
----------
    $0.01 each                            20,000,000            200,000        20,000,000            200,000
                                     =================  ================= =================  ================

Issued and fully paid - ordinary
---------------------
    shares of $0.01 each
   Beginning of year                       5,332,000             53,320         3,150,000             31,500
   Issue of shares for acquisition
     of associates                                 -                  -         1,632,000             16,320
   Issue of shares through a
     placement                                     -                  -           550,000              5,500
                                     -----------------  ----------------- -----------------  ----------------

   End of year                             5,332,000             53,320         5,332,000             53,320
                                     =================  ================= =================  ================


26.  SHARE OPTIONS

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

Movements of employee share options during the year ended 31st March, 2002 are:


                                                                           Number of share options
                                                                 ---------------------------------------------
    Date of grant          Exercise period         Exercise      Beginning of      Exercised     End of year
                                                                                  during the
                                                     price           year            year
----------------------- -----------------------  --------------  --------------  -------------- --------------
                                                                     '000            '000           '000

9th June, 2000          9th June, 2001 to        $        0.109
                        26th February, 2009                          315,000               -        315,000
                                                                 ==============  ============== ==============


27.               RESERVES

Movements of reserves were:

                                                     2 0 0 2                                 2 0 0 1
                            ----------------------------------------------------------   -----------------
                               Share premium        Contributed            Total               Total
                                                     surplus
                            ------------------  ------------------   -----------------   -----------------
                                  $'000               $'000               $'000               $'000

Consolidated

Beginning of year                    328,220                   -              328,220             104,613
Premium on issue of shares                 -                   -                    -             226,928
Share issue expenses                       -                   -                    -              (3,321)
Effect of reduction in share
   premium (i)                      (328,220)            127,527             (200,693)                  -
                            ------------------  ------------------   -----------------   -----------------

End of year                                -             127,527              127,527             328,220
                            ==================  ==================   =================   =================

                                                     2 0 0 2                                 2 0 0 1
                            ----------------------------------------------------------   -----------------
                               Share premium        Contributed            Total               Total
                                                     surplus
                            ------------------  ------------------   -----------------   -----------------
                                  $'000               $'000               $'000               $'000

Company

Beginning of year                    328,220             158,601              486,821             263,214
Premium on issue of shares                 -                   -                    -             226,928
Share issue expenses                       -                   -                    -              (3,321)
Effect of reduction in share
   premium (i)                      (328,220)            127,527             (200,693)                  -
                            ------------------  ------------------   -----------------   -----------------

End of year                                -             286,128              286,128             486,821
                            ==================  ==================   =================   =================

Note -

(i) Following a shareholders' resolution passed on 1st March, 2002, the Company transferred the entire amount of share premium of approximately $328,220,000 to contributed surplus ($127,527,000) and retained profit ($200,693,000).

Under the Companies Act 1981 of Bermuda (as amended), contributed surplus is distributable to shareholders, subject to the condition that the Company cannot declare or pay a dividend, or make a distribution out of contributed surplus if
(i) it is, or would after the payment be, unable to pay its liabilities as they become due, or (ii) the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium account.

As at 31st March, 2002, the Company had reserves of approximately $254,231,000 available for distribution to shareholders (2001 - Nil).

28.  NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT

a. Reconciliation of profit (loss) before taxation to net cash inflow from operating activities:

                                                               2 0 0 2             2 0 0 1
                                                            ----------------  --------------
                                                                $'000               $'000


        Profit (Loss) before taxation                             29,533           (126,822)
        Interest income                                           (7,452)            (8,723)
        Interest expense                                          30,471             30,105
        Impairment of goodwill relating to associates                  -            188,142
        Share of losses of associates and provision against
            advance to an associate                               17,026             14,460
        Depreciation of fixed assets                              94,406             75,436
        Net loss on disposal of fixed assets                         473                377
        Deficit on revaluation of an investment property             150                250
        Unrealized holding loss on investments                       335                  -
        Increase in inventories                                  (67,516)          (107,094)
        Increase in accounts receivable                          (54,907)           (63,330)
        Increase in prepayments and deposits                        (547)            (4,776)
        Increase in accounts payable                              24,050              3,866
        (Decrease) Increase in accruals and other payables        (2,128)             8,636
                                                            -------------     --------------

        Net cash inflow from operating activities                 63,894             10,527
                                                            =============     ==============

b. Analysis of changes in financing:


                                Due to a     Share        Short-term    Long-term    Finance        Total
                                             capital
                                             and share                               lease
                                 director     premium     bank loans   bank loans    obligations
                                -----------  -----------  ------------ ------------  -----------  -----------
                                  $'000        $'000         $'000        $'000        $'000        $'000


          As at 1st April,
             2000                    6,821      136,113       12,000        8,395        19,740      183,069
          Decrease in amount
             due to a
             director                 (865)           -            -            -             -         (865)
          Issue of shares                -      248,748            -            -             -      248,748
          Share issue
             expenses                    -       (3,321)           -            -             -       (3,321)
          New finance lease
             obligations                 -            -            -            -        27,151       27,151
          Repayment of
             capital element
             of finance
             lease
             obligations                 -            -            -            -       (15,832)     (15,832)
          New bank loans                 -            -       26,547       37,480             -       64,027
          Repayment of bank
             loans                       -            -      (12,000)      (2,900)            -      (14,900)
                                -----------  -----------  ------------ ------------  -----------  -----------
          As at 31st March,
             2001                    5,956      381,540       26,547       42,975        31,059      488,077
          Increase in amount
             due to a
             director                  132            -            -            -             -          132
          Effect of
             reduction in
             share premium               -     (328,220)           -            -             -     (328,220)
          New finance leases
             obligations                 -            -            -            -        28,119       28,119
          Repayment of
             capital element
             of finance
             lease
             obligations                 -            -            -            -       (25,738)     (25,738)
          New bank loans                 -            -       67,983        3,710             -       71,693
          Repayment of bank
             loans                       -            -       (1,991)      (7,910)            -       (9,901)
                                -----------  -----------  ------------ ------------  -----------  -----------
           As at 31st March,
             2002                    6,088       53,320       92,539       38,775        33,440      224,162
                                ===========  ===========  ============ ============  ===========  ===========

c. Major non-cash transactions:

         During the year, the Group acquired fixed assets of approximately $28,119,000 (2001 - $27,151,000) under finance leases.

d. Analysis of cash and cash equivalents:

                                         2 0 0 2           2 0 0 1
                                     -------------     -------------
                                         $'000             $'000

        Cash and bank deposits             89,830           110,424

        Bank overdrafts                    (8,351)              (84)

        Trust receipts bank loans        (286,965)         (321,466)
                                     -------------     -------------

                                         (205,486)         (211,126)
                                     =============     =============

29.  SEGMENT INFORMATION

a.       Business segments

         The Group is organized into two operating units: (i) wholesaling, trading and retailing of gold products, other precious metal products and jewelry products; and (ii) investment holding.

         An analysis by business segment is as follows:

                                                       2 0 0 2
                                     -----------------------------------------------
                                      Wholesaling,     Investment       Total
                                      trading and
                                      retailing         holding
                                     -------------   -------------   ---------------
                                         $'000          $'000           $'000

        Turnover

        Sales to external customers    1,568,659             98        1,568,757
                                     =============== =============   ==============

        Operating results

        Segment results                   70,181        (17,629) *        52,552
                                     =============== =============

        Interest income                                                    7,452
        Interest expense                                                 (30,471)
        Taxation                                                           5,022
                                                                     --------------

        Profit attributable to shareholders                               34,555
                                                                     ==============

a.       Business segments (Cont'd)

                                                                    2 0 0 2
                                           ----------------------------------------------------------
                                             Wholesaling,         Investment             Total
                                              trading and
                                               retailing            holding
                                           ------------------  ------------------  ------------------
                                                 $'000               $'000               $'000

         Other information

         Assets                                  1,084,509              40,824           1,125,333
                                           ==================  ==================  ==================

         Liabilities                               565,030              19,134             584,164
                                           ==================  ==================  ==================

         Capital expenditures                       87,865               5,300              93,165
                                           ==================  ==================  ==================

         Depreciation                               93,306               1,100              94,406
                                           ==================  ==================  ==================
          Non-cash expenditures other than
            depreciation                               600                   -                 600
                                           ==================  ==================  ==================



                                                              2 0 0 1
                                     --------------------------------------------------------
                                       Wholesaling,         Investment             Total
                                        trading and
                                         retailing            holding
                                     ------------------  ------------------  ----------------
                                           $'000               $'000               $'000

         Turnover

         Sales to external customers      1,327,657                 96           1,327,753
                                     ==================  ==================  ================

         Operating results

         Segment results                     97,606           (203,046) **        (105,440)
                                     ==================  ==================

         Interest income                                                             8,723
         Interest expense                                                          (30,105)
         Taxation                                                                   (9,156)
                                                                                 ------------

         Loss attributable to shareholders                                        (135,978)
                                                                                 ============


                                                                     2 0 0 1
                                            ----------------------------------------------------------
                                              Wholesaling,          Investment            Total
                                               trading and
                                                retailing            holding
                                            ------------------   -----------------   -----------------
                                                  $'000               $'000               $'000

         Other information

         Assets                                       983,102               53,542           1,036,644
                                            ==================   =================   =================

         Liabilities                                  512,887               17,143             530,030
                                            ==================   =================   =================

         Capital expenditures                         185,927              202,748             388,675
                                            ==================   =================   =================

         Depreciation                                  75,331                  105              75,436
                                            ==================   =================   =================

         Non-cash expenditures other than
            depreciation                                3,700                    -               3,700
                                            ==================   =================   =================

b.       Geographical segments

         The Group's activities are conducted predominantly in Hong Kong, Mainland China, South-East Asia, the United States of America, Europe and others. An analysis by geographical segment is as follow:

                                                                 2002
                               -------------------------------------------------------------------------
                               Hong Kong/   South-East  The           Europe       Others      Total
                                                        United
                                Mainland                States of
                                  China        Asia      America
                               ------------ ----------- ----------- ------------ ----------- -----------
                                  $'000       $'000       $'000        $'000       $'000       $'000


         Turnover                 1,191,651    168,650     135,503      60,634       12,319   1,568,757
                               ============ =========== =========== ============ =========== ===========

         Segment results             10,844 *    6,275      22,657      12,564          212      52,552
                               ============ =========== =========== ============ =========== ===========

         Assets                   1,125,333          -           -           -            -   1,125,333
                               ============ =========== =========== ============ =========== ===========

         Capital expenditures        93,165          -           -           -            -      93,165
                               ============ =========== =========== ============ =========== ===========

                                                                 2001
                               -------------------------------------------------------------------------
                               Hong Kong/   South-East  The           Europe       Others      Total
                                                        United
                                Mainland                States of
                                  China        Asia      America
                               ------------ ----------- ----------- ------------ ----------- -----------
                                  $'000       $'000       $'000        $'000       $'000       $'000

         Turnover                   767,585    238,083     140,903     118,006       63,176   1,327,753
                               ============ =========== =========== ============ =========== ===========

         Segment results       (169,763)
                                         **     11,564      25,161      25,793        1,805    (105,440)
                               ============ =========== =========== ============ =========== ===========

         Assets                   1,036,644          -           -           -            -   1,036,644
                               ============ =========== =========== ============ =========== ===========

         Capital expenditures       388,675          -           -           -            -     388,675
                               ============ =========== =========== ============ =========== ===========

         Turnover by geographical location is determined on the basis of the destination of shipment of merchandise.

         * Including share of losses of associates and provision against advance to an associate of approximately $17,026,000 for the year ended 31st March, 2002.

         ** Including share of losses of associates and provision against advance to an associate of approximately $14,460,000 and impairment of goodwill relating to associates of approximately $188,142,000 for the year ended 31st March, 2001.

30.               COMMITMENTS

The Group and the Company had the following commitments which were not provided for in the financial statements:

a.       Capital commitments

         Capital commitments, which were all authorized and contracted for, are analyzed as follows:

                                                   Consolidated                         Company
                                         ---------------------------------  ---------------------------------
                                             2 0 0 2           2 0 0 1          2 0 0 2           2 0 0 1
                                         ---------------  ----------------  ---------------  ----------------
                                             $'000             $'000            $'000             $'000


         Acquisition of fixed assets          343               9,587              -                -
                                         ===============  ================  ===============  ================

b. Operating lease commitments

         The Group had operating lease commitments in respect of rented premises and machinery under various non-cancelable operating lease agreements extending to September 2006. The total commitments are analyzed as follows:

                                               Consolidated                         Company
                                     ---------------------------------  ------------------------------
                                        2 0 0 2           2 0 0 1          2 0 0 2           2 0 0 1
                                     ---------------  ----------------  ---------------  -------------
                                         $'000             $'000            $'000             $'000

         Amounts payable
            - within one year             2,651            1,784                 -                -
            - between one year and
                two years                 1,477            1,704                 -                -
            - between two years and
                five years                1,323            2,081                 -                -
            - over five years                 -              221                 -                -
                                     ----------  ----------------  ---------------  ----------------

                                          5,451            5,790                 -                -
                                     ==========  ================  ===============  ================


31.               Pension scheme

From 1st December, 2000, the Group has arranged for its Hong Kong employees to join the Mandatory Provident Fund Scheme ("the MPF Scheme"), a defined contribution scheme managed by an independent trustee. Under the MPF Scheme, each of the Group and its employees make monthly contributions to the scheme at 5% of the employees' earnings as defined under the Mandatory Provident Fund legislation. Both the employer's and the employees' contributions are subject to a cap of $1,000 per month and thereafter contributions are voluntary. For the year ended 31st March, 2002, the amount of the Group's employer contributions to the MPF Scheme was approximately $1,764,000 (2001 - $624,000).

The Group's labor force in Mainland China are all employed on a contract basis and consequently the Group has no obligation for pension liabilities.

32.  BANKING FACILITIES AND PLEDGE OF ASSETS

As at 31st March, 2002, the Group had aggregate banking facilities of approximately $475,277,000 (2001 - $432,186,000) from several banks for overdrafts, loans and trade financing. Unused facilities as at the same date amounted to approximately $32,783,000 (2001 - $38,117,000). These facilities were secured by:

a. mortgage over the Group's land and buildings with a net book value of approximately $19,857,000 (2001 - $15,608,000) (see Note 11);

b. the Group's inventories of approximately $286,965,000 (2001 - $317,543,000) held under trust receipts bank loan arrangements (see Note 15);

c. pledges of the Group's bank deposits of approximately $77,830,000 (2001 - $77,210,000) (see Note 18);

d. mortgages over certain properties owned by Mr. Lam Sai Wing and Ms. Chan Yam Fai, Jane, directors of the Company (see Note 3);

e. assignment of the benefits in respect of the keyman insurance for Mr. Lam Sai Wing amounting to $20,000,000 (see Note 3); and

f.   guarantees provided by the Company.

In addition, the Group has agreed with the banks to comply with certain restrictive financial covenants.

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

                                               /s/ Arthur Andersen & Co.

                                                 ARTHUR ANDERSEN & CO
                                             Certified Public Accountants
                                                     Hong Kong

Hong Kong, 14th July, 2001.

This report is a copy of a previously issued accountants' report of Arthur Andersen & Co. This report has not been reissued by Arthur Andersen & Co.

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                          CONSOLIDATED INCOME STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)



                                                Note             2 0 0 1
                                               --------     ------------------
                                                                  $'000

Turnover                                          4                1,327,753

Cost of sales                                                     (1,122,475)
                                                            ------------------

Gross profit                                                         205,278

Selling and distribution expenses                                    (16,856)
General and administrative expenses                                  (91,260)
                                                            ------------------

Profit from operations                                                97,162

Interest income                                   4                    8,723
Interest expense                                                     (30,105)
Share of losses of associates and provision
    for doubtful receivables from an associate   14                  (14,460)

                                                            ------------------

Profit before taxation                            5                   61,320

Taxation                                          7                   (9,156)
                                                            ------------------

Profit attributable to shareholders               8                   52,164

Retained profit, beginning of year                                   261,052

Elimination of goodwill                          14                 (188,142)
                                                            ------------------

Retained profit, end of year                      9                  125,074
                                                            ==================

Earnings per share                               10
    -  Basic                                                     HK1.17 cents
                                                            ==================

    -  Diluted                                                   HK1.16 cents
                                                            ==================

                        HANG FUNG GOLD TECHNOLOGY LIMITED

              CONSOLIDATED STATEMENT OF RECOGNISED GAINS AND LOSSES

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)



                                                              2 0 0 1
                                                           ----------------
                                                               $'000

Deficit on revaluation of an investment property                         -

Profit attributable to shareholders                                 52,164
                                                           ----------------

Net recognised gains                                                52,164

Elimination of goodwill from acquisition of an associate         (188,142)
                                                           ----------------

                                                                 (135,978)
                                                           ================

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                                 BALANCE SHEETS

                             AS AT 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)


                                                                           2 0 0 1
                                                           -----------------------------------
                                                Note         Consolidated          Company
                                               --------    ----------------    ---------------
                                                                 $'000              $'000

NON-CURRENT ASSETS
Fixed assets                                     11               351,978                  -
Investment property                              12                 1,600                  -
Investment in subsidiaries                       13                     -            339,327
Investment in associates                         14                35,347                  -
                                                           ---------------    ---------------

Total non-current assets                                          388,925            339,327
                                                           ---------------    ---------------

CURRENT ASSETS
Inventories                                      15               314,343                  -
Accounts receivable                              16               214,847                  -
Prepayments and deposits                                            7,824                121
Due from holding companies                        3                   281                  -
Pledged bank deposits                            17                77,210                  -
Cash and bank deposits                                             33,214                  -
                                                           ---------------    ---------------

Total current assets                                              647,719                121
                                                           ---------------    ---------------

CURRENT LIABILITIES
Short-term bank borrowings                       18             (355,492)                  -
Finance lease obligations, current portion       20              (12,973)                  -
Accounts payable                                 21              (30,933)                  -
Accruals and other payables                                      (19,805)                  -
Due to a director                                 3                 (488)                  -
Taxation payable                                 22              (36,642)                  -
                                                           ---------------    ---------------

Total current liabilities                                       (456,333)                  -
                                                           ---------------    ---------------

Net current assets                                                191,386                121
                                                           ---------------    ---------------

Total assets less current liabilities                             580,311            339,448
                                                           ---------------    ---------------

NON-CURRENT LIABILITIES
Long-term bank loans, non-current portion        19              (35,580)                  -
Finance lease obligations, non-current portion   20              (18,086)                  -
Deferred taxation                                23              (20,031)                  -
                                                           ---------------    ---------------

Total non-current liabilities                                    (73,697)                  -
                                                           ---------------    ---------------

Net assets                                                        506,614            339,448
                                                           ===============    ===============
Representing:

SHARE CAPITAL                                    24                53,320             53,320

RESERVES                                         26               328,220            486,821

RETAINED PROFIT (ACCUMULATED DEFICIT)                             125,074          (200,693)
                                                           ---------------    ---------------

Shareholders' equity                                              506,614            339,448
                                                           ===============    ===============


             Approval by the Board of Directors on 14th July, 2001:

         LAM SAI WING                             CHAN YAM FAI, JANE
           Chairman                                Deputy Chairman

                        HANG FUNG GOLD TECHNOLOGY LIMITED

                        CONSOLIDATED CASH FLOW STATEMENT

                       FOR THE YEAR ENDED 31ST MARCH, 2001

                        (Expressed in Hong Kong dollars)


                                                               Note      2 0 0 1
                                                             ---------  --------------
                                                                          $ 000


Net cash inflow from operating activities                      27.a            10,527
                                                                        --------------

Returns on investments and servicing of finance
       Interest received                                                        6,822
    Interest paid                                                            (30,105)
    Dividends paid                                                                  -
                                                                        --------------

                                                                             (23,283)
                                                                        --------------
TAXATION
    Hong Kong profits tax paid                                                (6,203)
                                                                        --------------

INVESTING ACTIVITIES
    Additions of fixed assets                                               (175,476)
    Advances to an associate                                                 (50,000)
    Increase in the amounts due from holding companies                          (281)
                                                                        --------------

                                                                            (225,757)
                                                                        --------------

Net cash outflow before financing activities                                (244,716)
                                                                        --------------

Financing activities                                           27.b
    Issuance of shares                                                         62,700
    Share issuance expenses                                                   (3,321)
    New short-term bank loans                                                  26,547
    Repayment of short-term bank loans                                       (12,000)
    New long-term bank loans                                                   37,480
    Repayment of long-term bank loans                                         (2,900)
    Repayment of capital element of finance lease obligations                (15,832)
    (Decrease) Increase in amount due to a director                             (865)
                                                                        --------------

                                                                               91,809
                                                                        --------------

Decrease in cash and cash equivalents                                       (152,907)

Cash and cash equivalents, Beginning of year                                 (58,219)
                                                                        --------------

    End of year                                                27.d         (211,126)
                                                                        ==============


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

b.   Basis of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries (together he Group"), together with the Group's share of post-acquisition results and reserves of its associates under the equity method of accounting. The results of subsidiaries and associates acquired or disposed of during the year are recorded from or to their effective dates of acquisition or disposal. Significant intra-group transactions and balances have been eliminated on consolidation.

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

e.   Associates

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

k. Fixed assets and depreciation

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

n. Provisions and contingencies

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

c.   Details of the amounts due from holding companies (consolidated) are:

                                                       Balance as at         Maximum balance
                                                      31st March, 2001     outstanding during
                                                                                the year
                                                      ------------------   -------------------
                                                           $'000                    $'000

Quality Prince Limited, the immediate holding company            6                     6

S.W. Lam, Inc., the intermediate holding company               275                   275
                                                      -------------         ==================

                                                               281
                                                      =============


     These amounts are unsecured, non-interest bearing and without pre-determined repayment terms.

d. Details of the amount due to a director (consolidated) are:

                          Balance as at 31st             Maximum balance due
                              March, 2001               from a director during
                                                               the year
                       -----------------------     -----------------------------
                                 $'000                          $'000

    Mr. Lam Sai Wing                      488                                 -
                       =======================     =============================


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

4.       TURNOVER AND REVENUE

Analysis of turnover and revenue in the consolidated income statement is as follows:

                               2 0 0 1
                            ----------------
                                $'000

    Sales of merchandise          1,327,657

    Rental income                        96
                            ----------------

    Turnover                      1,327,753

    Interest income                   8,723
                            ----------------

    Total revenue                 1,336,476
                            ================


The Group's turnover by major product category and geographical location, together with their respective contributions to profit from operations, are analysed as follows:

a. By major product category -

                                                     2 0 0 1
                                  ----------------------------------------------
                                      Turnover           Contribution to profit
                                                             from operations
                                  -------------------    -----------------------
                                       $'000                        $'000

Sales of merchandise
-Gold products                             1,011,996                     45,862
-Other precious metal products               129,348                     23,271
-Jewellery products                          183,604                     27,577
-Others                                        2,709                        368

Rental income                                     96                         84
                                  -------------------      ---------------------

                                           1,327,753                     97,162
                                  ===================      =====================


b. By geographical location* -

                                                                    2 0 0 1
                                                                ----------------
                                                                     $'000

    Mainland China and Hong Kong                                         767,585

    South-East Asia                                                      238,083

    The United States of America                                         140,903

    Europe                                                               118,006

Others                                                                    63,176
                                                                ----------------

                                                                       1,327,753
                                                                ================


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

5.       PROFIT BEFORE TAXATION

Profit before taxation in the consolidated income statement is determined after charging or crediting the following items:


                                                                    2 0 0 1
                                                                 ---------------
                                                                     $'000
After charging -

    Interest on
          -       bank overdrafts and borrowings wholly
                  repayable within five years                             27,272
          -       bank borrowings wholly repayable after
                  five years                                                 647
          -       finance leases                                           2,186

    Employment costs (including directors' emoluments)                    47,321

    Advertising and promotion costs                                        7,772

Website development expense                                                3,969

    Operating lease rentals in respect of
       - office and factory premises                                       4,485
       - machinery and equipment                                              82

    Depreciation of fixed assets
       - owned assets                                                     63,662
       - assets held under finance leases                                 11,774

    Net loss on disposal of fixed assets                                     377

    Deficit on revaluation of an investment property                         250

    Provision for bad and doubtful debts                                   2,500

    Provision for slow-moving and obsolete inventories                     1,200

    Derivative trading loss *                                                  -

    Net exchange loss                                                         75

    Auditors' remuneration                                                   780
                                                                 ===============

    After crediting -

    Derivative trading gain *                                                450

    Interest from
       - bank deposits                                                     6,822
       - amount due from an associate (see Notes 3 and 14)                 1,901

    Rental income, less outgoings                                             82

    Net exchange gain                                                          -
                                                                 ===============


* During the year, the Company entered into forward contracts for trading of gold and recognised a gain of approximately $450,000. There was no outstanding forward contract as at 31st March, 2001.

6.       DIRECTORS' AND SENIOR EXECUTIVES' EMOLUMENTS


a. Details of emoluments paid/payable to directors of the Company are:

                                                          2 0 0 1
                                                     -------------------
                                                           $'000

    Fees for executive directors                                      -

    Fees for non-executive directors                                120

    Other emoluments for executive directors
       - Basic salaries and allowances                            2,460
       - Bonus *                                                  2,500
                                                     -------------------

                                                                  5,080
                                                     ===================

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

       Analysis of directors' emoluments by number of directors and emolument range is as follows:

                                                              2 0 0 1
                                                            ----------------

    Executive directors
       - Nil to $1,000,000                                                1
       - $4,500,001 to $5,000,000                                         1
       - $5,500,001 to $6,000,000                                         -

    Non-executive directors
       - Nil to $1,000,000                                                5
                                                            ----------------

                                                                          7
                                                            ================


b. Details of emoluments of the five highest paid individuals (including directors and other employees) are:

                                                              2 0 0 1
                                                            ----------------
                                                               $'000

    Basic salaries and allowances                                     4,364

Bonus                                                                 2,500
                                                            ----------------

                                                                      6,864
                                                            ================


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

b. (Cont'd)

       Analysis of emoluments of the five highest paid individuals (including directors and other employees) by number of individuals and emolument range is as follows:

                                                  2 0 0 1
                                                ----------------

    -    Nil to $1,000,000                                    4
    -    $4,500,001 to $5,000,000                             1
    -    $5,500,001 to $6,000,000                             -
                                                ----------------

                                                              5
                                                ================

7.       TAXATION

Taxation in the consolidated income statement consisted of:

                                                            2 0 0 1
                                                          ---------------
                                                             $'000

    Hong Kong profits tax
       - Current year                                              2,519
       - Write-back of over-provision in prior years                   -
                                                          ---------------

                                                                   2,519

    Deferred taxation - Hong Kong profits tax                      6,637
                                                          ---------------

                                                                   9,156
                                                          ===============


The Company is exempted from taxation in Bermuda until 2016. Hong Kong profits tax has been provided at the rate of 16% on the estimated assessable profit arising in or derived from Hong Kong.

8.       PROFIT ATTRIBUTABLE TO SHAREHOLDERS

The consolidated profit attributable to shareholders included a loss of approximately $200,701,000 dealt with in the financial statements of the Company.

9.       RETAINED PROFIT

Retained profit consisted of:

                                                                2 0 0 1
                                                             --------------
                                                                 $'000

    Company and subsidiaries                                       131,241

    Associates                                                     (6,167)
                                                             --------------

                                                                   125,074
                                                             ==============

10.      EARNINGS PER SHARE

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

11.      FIXED ASSETS


a. Movements of fixed assets (consolidated) were:


                                                                     2 0 0 1
                               --------------------------------------------------------------------------------
                                                                       Furniture
                                   Land and         Machinery          and Office        Moter
                                   buildings           and             Equipment         Vehicles       Total
                                    equipment
                               --------------  -----------------  -----------------  ------------  ------------
                                     $'000            $'000              $'000            $'000         $'000

    Cost

    Beginning of year                      -            297,607             64,682           920       363,209
    Additions                         16,700             89,474             96,319           134       202,627
    Disposals                              -                  -              (390)             -         (390)
                               --------------  -----------------  -----------------  ------------  ------------

    End of year                       16,700            387,081            160,611          1054       565,446
                               --------------  -----------------  -----------------  ------------  ------------

    Accumulated depreciation

    Beginning of year                      -            116,887             20,238           920       138,045
    Provision for the year               105             60,770             14,553             8        75,436
    Disposals                              -                  -                (13)             -          (13)
                               --------------  -----------------  -----------------  ------------  ------------

    End of year                          105            177,657             34,778           928       213,468
                               --------------  -----------------  -----------------  ------------  ------------

    Net book value

    End of year                       16,595            209,424            125,833           126       351,978
                               ==============  =================  =================  ============  ============

    Beginning of year                      -            180,720             44,444             -       225,164
                               ==============  =================  =================  ============  ============


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

c. Finance leases:

        Certain machinery and equipment were purchased under finance leases. Details of these assets are as follows:

                                               2 0 0 1
                                            ----------------
                                                $'000

    Cost                                             58,868
    Less: Accumulated depreciation                 (20,382)
                                            ----------------

    Net book value                                   38,486
                                            ================

    Depreciation for the year                        11,774
                                            ================


12.      INVESTMENT PROPERTY

Movements of investment property (consolidated) were:

                                                     2 0 0 1
                                                  ----------------
                                                      $'000

    Beginning of year                                       1,850
    Deficit on revaluation                                  (250)
                                                  ----------------

    End of year                                             1,600
                                                  ================


The investment property is located in Hong Kong and is held under a long-term lease. It is stated at the open market value at 31st March, 2001 as determined by DTZ Debenham Tie Leung Limited, an independent qualified valuer.

Details of the investment property as at 31st March, 2001 are as follows:

               Location                        Group's interest    Existing use
-----------------------------------------     ------------------   -------------

    Flat B4 on 14th Floor, Peace Building,          100%            Residential
    3 Peace Avenue, Ho Man Tin,
    Kowloon, Hong Kong

13.      INVESTMENT IN SUBSIDIARIES

In the Company's balance sheet, investment in subsidiaries consisted of:

                                                                      2 0 0 1
                                                                  --------------
                                                                      $'000

    Unlisted shares, at cost                                            158,743

    Due from subsidiaries                                               381,285
                                                                  --------------

                                                                        540,028

          Less: Provision for impairment in value and doubtful
          receivables from subsidiaries                                (200,701)

                                                                  --------------

                                                                        339,327
                                                                  ==============

The amounts due from subsidiaries are unsecured and non-interest bearing.

The underlying value of investment in subsidiaries is, in the opinion of the Company's Directors, not less than the carrying value as at 31st March, 2001.

Details of the subsidiaries as at 31st March, 2001 were as follows:


              Name              Place of           Issued and fully      Percentage of      Principal activities
                                incorporation/     paid share capital    equity interest
                                operations                               held (ii)
------------------------------  -----------------  --------------------  -----------------  ---------------------

   Hang Fung Gold                British Virgin       US$1                     100%           Investment holding
   (International) Company        Islands/Hong
   Limited                            Kong

   Hang Fung Jewellery             Hong Kong          Class A                   -             Manufacturing and
   Company Limited                                    (non-voting)                            selling of gold
                                                      ordinary - $4            100%           and jewellery
                                                      (i) products Class B
                                                      (voting)
                                                      ordinary - $2

   Hang Fung Jewellery           Mainland China       $25,000,000              100%           Manufacturing of
   (Shenzhen) Co., Ltd. (iii)                         registered                              gold and
                                                      capital                                 jewellery products

   Jubonet.com Limited             Hong Kong          $2                       100%           Operation of an
   (formerly known as Pender                                                                  e-commerce
   Limited)                                                                                   platform for gold
                                                                                              and jewelley
                                                                                              products

   Kai Hang Jewellery              Hong Kong          Class A                   -             Property holding
   Company Limited                                    (non-voting)
                                                      ordinary -
                                                      $10,002 (i)              100%
                                     Class B
                                    (voting)
                                                      ordinary - $2

   Macadam Profits Limited       British Virgin       US$2                     100%           Investment holding
                                  Islands/Hong
                                      Kong

   Soycue Limited                British Virgin       US$1                     100%           Investment holding
                                  Islands/Hong
                                      Kong


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

(iii) Hang Fung Jewellery (Shenzhen) Co., Ltd. is wholly foreign owned enterprises established in Mainland China to be operated for 30 years up to 2028.

None of the subsidiaries had any loan capital in issue at any time during the year ended 31st March, 2001.

14.      INVESTMENT IN ASSOCIATES

Investment in associates (consolidated) consisted of:

                                                                  2 0 0 1
                                                               ----------------
                                                                   $'000

    Unlisted shares, at cost                                           186,048

Goodwill on acquisition, eliminated against retained profit          (188,142)

Share of losses of associates                                          (6,167)
                                                               ----------------

                                                                       (8,261)

Advances to an associate                                                50,000

Accrued interest                                                         1,901

Provision against receivables from an associate                         (8293)
                                                               ----------------

                                                                        35,347
                                                               ================


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

Details of the principal associates as at 31st March, 2001 were as follows:


              Name                  Place of          Issued and        Percentage of      Principal activities
                                 incorporation/       fully paid       equity interest
                                   operations       share capital          held (i)
------------------------------  -----------------  -----------------   -----------------  -----------------------

   Asia Trader Associates        British Virgin          US$450,000       16.5% (ii)      Trading and
   Limited ("ATAL")               Islands/Hong                                            developing and
                                      Kong                                                operating of
                                                                                          e-commerce trading
                                                                                          facilities between
                                                                                          Mainland China and
                                                                                          the rest of the world

  China International              Hong Kong            $20,000,000         24.5%         Trading and
  Electronic Commerce (HK)                                                                developing and
  Limited                                                                                 operating of
                                                                                          e-commerce trading
                                                                                          facilities between
                                                                                          Mainland China and
                                                                                          the rest of the world

New Epoch Information (BVI)      British Virgin            US$1,000         49.9%         Investment holding
Company Limited                   Islands/Hong
                                      Kong

New Epoch Information              Hong Kong             $5,000,000         49.9%         Trading and investment
Company Limited                                                                           holding


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

15.      INVENTORIES

Inventories (consolidated) consisted of:

                                                                      2 0 0 1
                                                                     ---------
                                                                        $'000

    Raw materials                                                     160,912

    Finished goods                                                    156,631
                                                                     ---------

                                                                      317,543

          Less: Provision for slow-moving and obsolete inventories    (3,200)
                                                                     ---------

                                                                      314,343
                                                                     =========


As at 31st March, 2001, no inventories were stated at net realisable value.

Inventories of approximately $317,543,000 were held under trust receipts bank loan arrangements (see Note 30).

16.      ACCOUNTS RECEIVABLE

The Group grants to its customers credit periods ranging from 30 days to 120 days. The ageing analysis of accounts receivable (consolidated) is as follows:

                                                        2 0 0 1
                                                    ---------------
                                                        $'000

    0 to 90 days                                           215,249
    91 to 180 days                                           7,295
    181 to 270 days                                          2,303
                                                    ---------------

                                                           224,847

    Less: Provision for bad and doubtful debts            (10,000)
                                                    ---------------

                                                           214,847
                                                    ===============

17.      PLEDGED BANK DEPOSITS

As at 31st March, 2001, the Group's bank deposits of approximately $77,210,000 were pledged as collateral for the Group's banking facilities (see Note 30).

18.      SHORT-TERM BANK BORROWINGS

Short-term bank borrowings (consolidated) consisted of:

                                                            2 0 0 1
                                                        -----------------
                                                             $'000

    Bank overdrafts                                                   84

    Trust receipts bank loans                                    321,466

    Short-term bank loans                                         26,547
                                                        -----------------

                                                                 348,097

    Long-term bank loans, current portion (Note 19)                7,395
                                                        -----------------

                                                                 355,492
                                                        =================


Short-term bank borrowings are secured and bear interest at rates ranging from 0.75% below the Hong Kong prime lending rate to 2.5% above that. Refer to Note 30 for details of the Group banking facilities.

19.      LONG-TERM BANK LOANS

Long-term bank loans (consolidated) consisted of:

                                                               2 0 0 1
                                                             ---------------
                                                                $'000

    Amounts repayable within a period
       - not exceeding one year                                       7,395
       - more than one year but not exceeding two years               7,703
       - more than two years but not exceeding five years            18,714
       - more than five years                                         9,163
                                                             ---------------

                                                                     42,975

          Less: Amounts repayable within one year included
            under current liabilities (Note 18)                      (7,395)

                                                             ---------------

                                                                     35,580
                                                             ===============


Long-term bank loans are secured and bear interest at rates ranging from 1.75% below the Hong Kong prime lending rate to 3.5% above that. Refer to Note 30 for details of the Group's banking facilities.

20.      FINANCE LEASE OBLIGATIONS

Finance lease obligations, net of future finance charges (consolidated), consisted of:

                                                               2 0 0 1
                                                            ----------------
                                                                $'000

    Amounts repayable within a period
       - not exceeding one year                                      12,973
       - more than one year but not exceeding two years              10,548
       - more than two years but not exceeding five years             7,538
                                                            ----------------

                                                                     31,059

          Less: Amounts repayable within one year included
               under current liabilities                            (12,973)
                                                            ----------------

                                                                     18,086
                                                            ================


21.      ACCOUNTS PAYABLE

The ageing analysis of accounts payable (consolidated) is as follows:

                                             2 0 0 1
                                        ------------------
                                              $'000

    0 to 90 days                                   28,636
    91 to 180 days                                  1,716
    181 to 270 days                                   581
                                        ------------------

                                                   30,933
                                        ==================

22.      TAXATION PAYABLE

Taxation payable (consolidated) consisted of:

                                                                2 0 0 1
                                                             ------------
                                                                  $'000

Hong Kong profits tax                                             -

General provision for Mainland China business tax and
enterprise income tax *                                          36,642
                                                             ------------

                                                                  36,642
                                                             ============

* Prior to 1st April, 1999, the Group received contract processing fees based on the utilisation of equipment and technology provided by the Group to its Mainland China contracting partners. Provision for Mainland China taxes in relation to these fees has been made for periods prior to 1st April, 1999.

23.      DEFERRED TAXATION

Movements of deferred taxation (consolidated) were:

                                                                      2001
                                                                ----------------
                                                                    $'000

    Beginning of year                                                    13,394
    Provision for net timing differences                                  6,637
                                                                ----------------

    End of year                                                          20,031
                                                                ================


Deferred taxation represented the taxation effect of accelerated depreciation of fixed assets for taxation purposes. There were no significant unprovided deferred tax liabilities as at 31st March, 2001.

24.      SHARE CAPITAL

Movements were:

                                                           2 0 0 1
                                                --------------------------------
                                                Number of shares   Nominal value
                                                ----------------   -------------
                                                     '000             $'000

    Authorised - ordinary shares of $0.01 each    20,000,000           200,000
    ----------                                  ================   =============


    Issued and fully paid - ordinary shares of
    $0.01 each (from 22nd February, 2000 - see
     Note (iii))
     Beginning of year                             3,150,000            31,500
     Issuance of shares for acquisition of
      associates (i)                               1,632,000            16,320
     Issuance of shares through a placement (ii)     550,000             5,500
     Effect of ten-for-one share split (iii)               -                 -
                                                 ------------     --------------

     End of year                                   5,332,000            53,320
                                                 ============     ==============


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

(iii) On 22nd February, 2000, the Company effected a ten-for-one share split and changed the par value of its shares from $0.1 per share to $0.01 per share. As a result, the then outstanding 315,000,000 shares with a par value of $0.10 each became 3,150,000,000 shares with a par value of $0.01 each.

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

26.      RESERVES

Movements of reserves were:

                                            2 0 0 1
                                       ------------------
                                         Share premium
                                       ------------------
                                             $'000

Consolidated

Beginning of year                                104,613
Premium on issuance of shares                    226,928
Share issuance expenses                          (3,321)
                                       ------------------

End of year                                      328,220
                                       ==================


                                                        2 0 0 1
                              ----------------------------------------------
                              Share premium     Contributed         Total
                                                 surplus
                              -------------    -------------    ------------
                                  $'000             $'000            $'000

   Company

Beginning of year                  104,613           158,601         263,214
Premium on issuance of shares      226,928                 -         226,928
Share issuance expenses            (3,321)                 -         (3,321)
                              -------------    --------------    -----------

End of year                        328,220           158,601         486,821
                              =============    ==============    ===========


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

27.      NOTES TO THE CONSOLIDATED CASH FLOW STATEMENT


a. Reconciliation of profit before taxation to net cash inflow from operating activities:

                                                            2 0 0 1
                                                      -----------------
                                                             $'000

    Profit before taxation                                      61,320
    Interest income                                             (8,723)
    Interest expense                                            30,105
    Share of losses of associates                                6,167
    Provision against receivables from an associate              8,293
    Depreciation of fixed assets                                75,436
    Net loss on disposal of fixed assets                           377
    Deficit on revaluation of an investment property               250
    Increase in inventories                                   (107,094)
    Increase in accounts receivable                            (63,330)
    (Increase) Decrease in prepayments and deposits             (4,776)
    Increase in accounts payable                                 3,866
    Increase in accruals and other payables                      8,636
                                                      -----------------

    Net cash inflow from operating activities                   10,527
                                                      =================


b. Analysis of changes in financing:

                                           Share                                                     Total
                                           capital        Short-term    Long-term     Finance
                                           and            bank          bank          lease
                                           share           loans         loans        obligations
                                           premium
                                       -------------  ------------  ------------  ------------  ------------
                                            $'000          $'000         $'000         $'000         $'000


    As at 31st March, 2000                  136,113        12,000         8,395        19,740       176,248

    Issuance of shares
    - for cash                               62,700             -             -             -        62,700
    - as consideration to acquire an        186,048             -             -             -       186,048
      associate
    Share issuance expenses                 (3,321)             -             -             -        (3,321)
    New finance lease obligations                 -             -             -        27,151        27,151
    Repayment of capital element of               -             -             -
       finance lease obligations                                                      (15,832)      (15,832)
    New bank loans                                -        26,547        37,480             -        64,027
    Repayment of bank loans                       -                      (2,900)            -
                                                          (12,000)                                  (14,900)
                                       -------------  ------------  ------------  ------------  ------------

    As at 31st March, 2001                  381,540        26,547        42,975        31,059       482,121
                                       =============  ============  ============  ============  ============


c. Major non-cash transactions:

     (i) During the year, the Group acquired fixed assets of approximately $27,151,000 under finance leases.

     (ii) During the year, the Company issued 1,632,000,000 shares with a fair value of $186,048,000 as consideration for the acquisition of a 49.9% equity interest in New Epoch Information (BVI) Company Limited.

d. Analysis of cash and cash equivalents:

                                                       2 0 0 1
                                                ------------------
                                                        $'000

    Cash and bank deposits                                110,424
    Bank overdrafts                                          (84)
    Trust receipts bank loans                           (321,466)
                                                ------------------

                                                        (211,126)
                                                ==================

28.      COMMITMENTS AND CONTINGENT LIABILITIES

The Group and the Company had the following significant commitments and contingent liabilities which were not provided for in the financial statements:

a.       Capital commitments

         Capital commitments, which were all authorised and contracted for, are analysed as follows:

                                                  2 0 0 1
                                   ----------------------------------------
                                    Consolidated              Company
                                   -----------------     ------------------
                                        $'000                  $'000

   Acquisition of fixed assets                9,587                      -
                                   =================     ==================

b. Operating lease commitments

     The Group had operating lease commitments in respect of rented premises and machinery under various non-cancellable operating lease agreements extending to September 2006. The total commitments are analysed as follows:

                                                         2 0 0 1
                                          -----------------------------------
                                           Consolidated            Company
                                          -----------------   ---------------
                                               $'000                $'000

   Amounts payable
     -   within one year                         1,784                    -
     -   between one year and two years          1,704                    -
     -   between two years and five years        2,081                    -
     -   over five years                           221                    -
                                          -------------     ----------------

                                                 5,790                    -
                                          =============     ================


     The commitments payable within one year are analysed as follows:

                                                  2 0 0 1
                                  -----------------------------------------
                                    Consolidated              Company
                                  ------------------     ------------------
                                        $'000                  $'000

   Leases expiring
     -   within one year                          -                      -
     -   within two to five years             1,362                      -
     -   over five years                        422                      -
                                  ------------------     ------------------

                                              1,784                      -
                                  ==================     ==================



                                                    2 0 0 1
                                         Consolidated        Company
                                        ---------------  ----------------
                                            $'000             $'000

   Leases expiring
     -        within one year                        -                 -
     -   within two to five years                1,362                 -
     -   over five years                           422                 -
                                        ---------------  ----------------

                                                 1,784                 -
                                        ===============  ================



c.       Contingent liabilities

                                                              2 0 0 1
                                                  ---------------------------------
                                                  Consolidated         Company
                                                  -------------     ---------------
                                                     $'000               $'000


    Bills discounted with recourse                        5,166                   -

    Guarantees provided by the Company in respect
    of banking facilities of its subsidiaries                 -             344,980

                                                  --------------     ---------------

                                                          5,166             344,980
                                                  ==============     ===============

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

30.      BANKING FACILITIES AND PLEDGE OF ASSETS

As at 31st March, 2001, the Group had aggregate banking facilities of approximately $432,186,000 from several banks for overdrafts, loans and trade financing. Unused facilities as at the same date amounted to approximately $38,117,000. These facilities were secured by:

a. mortgage over the Group's land and buildings with a net book value of approximately $15,608,000 (see Note 11);

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

     ii. Cash and cash equivalents are short-term, highly liquid investments with original maturities of less than three months and are readily convertible to known amounts of cash. They include bank loans and overdrafts repayable within three months that are reflected as a component of cash and cash equivalents under HK GAAP.

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

31. SUMMARY OF DIFFERENCES BETWEEN HONG KONG AND UNITED STATES OF AMERCIA GENERALLY ACCPEPTED ACCOUNTING PRINCIPLES (Cont'd)

A reconciliation of the financial results of the Group from HK GAAP to US GAAP in relation to net income (loss) for the year ended March 31, 2001 and shareholders' equity as of March 31, 20001 is:

                                                  Net income (loss) for the        Shareholders' equity as of
                                                  year ended March 31, 2001              March 31, 2001
                                                -------------------------------  ------------------------------
                                                    HK$'000          US$'000         HK$'000          US$'000


   Balance under HK GAAP                              52,164           6,688         506,614           64,951

   Adjustments:

       - Provision for impairment in value          (188,142)        (24,121)              -                -
       of goodwill arising from acquisition
       of New Epoch Information (BVI) Company
       Limited under US GAAP; while
       goodwill is eliminated directly against
       retained profit under HK GAAP
       - Reversal of revaluation deficit on              250              32             373               48
       investment properties
       - additional depreciation on                      (99)            (13)            (99)             (13)
       investment properties
       - Stock compensation expense                  (20,307)         (2,603)        (20,307)          (2,603)
       - Increase in additional paid-in                    -               -          25,200            3,230
       capital
       - Increase in deferred compensation                 -               -          (4,893)            (627)
       expense
                                                --------------  --------------  ---------------  --------------

   Balance under US GAAP                            (156,134)        (20,017)        506,888           64,986
                                                ==============  ==============  ===============  ==============

   Basic loss per ordinary share under US       HK(3.49) cents       US(0.45)
   GAAP                                                                  cents
                                                ===============  ==============

   Diluted loss per ordinary share under US           HK(3.49)        US(0.45)
   GAAP                                                 cents*          cents*
                                                ===============  ==============

* Diluted loss per ordinary share under US GAAP is antidilutive as a result of the net operating loss; therefore, the basic loss per ordinary share and diluted loss per ordinary share are the same.

A reconciliation of the summarised cash flow statement of the Group from HK GAAP to US GAAP for the year ended March 31, 2001 is:

                              Operating        Investing         Financing        Returns on        Taxation
                             activities        activities       activities      investment and
                                                                                 servicing of
                                                                                   finance
                           ---------------- ----------------- ---------------- ----------------- ----------------
                           HK$'000 US$'000  HK$'000  US$'000  HK$'000 US$'000  HK$'000  US$'000  HK$'000 US$'000


   Balance under HK GAAP   10,527    1,350  (225,757)(28,943) 91,809   11,770  (23,283) (2,985)  (6,203)   (796)
                           ======= ======== ======== ======== ======= ======== ======== ======== ================

   Balance under US GAAP   (20,105)(2,578)  (225,476)(28,907) (204,326)26,196        -        -        -       -
                           ======= ======== ======== ======== ======= ======== ======== ======== ================

32. NEW US GAAP ACCOUNTING STANDARDS

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