Form 10-Q
period 2002-09-30
LAM SW INC
filed 2002-11-21
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
              ----------------------------------------------------
             (Exact name of registrant as pecified in its charter)

           Nevada                                          62-1563911
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

                             Kaiser Estate, Phase II
                      28 Man Lok Street, Hunghom, Hong Kong
                    -----------------------------------------
                    (Address of principal executive offices)

                                (852) 2766 3688
                   -----------------------------------------
              (Registrant's telephone number, including area code)


               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 14, 2002, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets - March 31, 2002 and
            September 30, 2002................................................1

           Consolidated Statements of Operations - For the three
           months and six months ended September 30, 2001 and
           September 30, 2002.................................................2

           Consolidated Statements of Cash Flows - For the
           six months ended September 30, 2001 and September 30, 2002.........3

           Notes to Consolidated Financial Statements.........................4

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................7

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........17

  Item 4.  Controls and Procedures...........................................17

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K..................................18

SIGNATURES...................................................................18

CERTIFICATIONS...............................................................19

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)

                                                    March 31,      September 30,
ASSETS                                                2002             2002
                                                    ---------      -------------

Current asset:
  Cash and cash equivalents                       $          0     $         0

Investment in affiliates                                21,707          22,716
                                                      --------       ----------
     Total assets                                     $ 21,707     $    22,716
                                                      ========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
  Due to a director                                 $      303     $       303

Stockholders' equity:
  Preferred stock                                            0               0
  Common stock                                              13              13
  Additional paid-in capital                               528             528
  Retained earnings                                     20,863          21,872
                                                       -------         -------
     Total stockholders' equity                         21,404          22,413
                                                       -------         -------
     Total liabilities and stockholders' equity        $21,707         $22,716
                                                       =======         =======


              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)

                                        Three Months Ended         Six Months Ended
                                          September 30,              September 30,
                                       2001           2002        2001           2002
                                     ---------      --------    --------       --------

Total revenues                       $      0       $     0     $     0       $      0
Cost of sales and services                  0             0           0              0
                                      ---------     --------     -------        -------

        Gross profit                        0             0           0              0

Selling, general and
  administrative expense                  (31)          (16)        (31)           (28)
Interest expense                            0             0           0              0
Interest income                             0             0           0              0
Gain on dilution of equity
  interest in affiliates                    0             6           0             19
Share of profit of affiliates             352           630         902          1,018
                                      ---------      --------    --------       -------

Income before income taxes                321           620         871          1,009

Provision for income taxes                  0             0           0              0
                                      ---------    ----------    --------       -------

Net income                           $    321      $    620     $    871       $ 1,009
                                      =========      ========    ========       =======

Basic income per share               $   0.02      $   0.05     $   0.07       $  0.08
                                      =========      ========    ========       =======

Weighted average shares outstanding12,865,000    12,865,000   12,865,000    12,865,000
                                    ===========    ========== ============  ===========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)

                                                      Six Months Ended September 30,
                                                           2001         2002
                                                        ---------     ---------

Cash flows from operating activities:
Net income                                             $    871       $  1,009
Adjustments to reconcile net income to net cash
    used in operating activities:
   Share of profit of affiliates                           (902)        (1,018)
   Gain on dilution of equity interest in affiliates          0            (19)
Increase in operating assets                                  0              0
Increase in operating liabilities                             0              0
                                                       ---------      ---------

     Net cash used in operating activities                  (31)           (28)
                                                       ---------       --------

Cash flows from investing activities:

Increase in amount due to affiliates                         31             28
                                                       ---------       --------
      Net cash provided by investing activities              31             28
                                                       ---------       --------

Cash flows from financing activities:

       Net cash provided by financing activities              0              0
                                                      ---------       --------

       Net decrease in cash and cash equivalents              0              0

Cash and cash equivalents, as of beginning of period          0              0
                                                      ---------       --------

Cash and cash equivalents, as of end of period         $      0       $      0
                                                      =========       ========


        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2002

1.       INTERIM PRESENTATION
         The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These statements include the accounts of S.W. Lam, Inc. (the "Company") and its subsidiary, together with the share of post acquisition results and reserves of its affiliates under the equity method of accounting. The March 31, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending March 31, 2003.

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

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2002

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


     iii.the  Company's  consolidated   statements  of  operations  reflect  the
          Company's pre-transaction interest and post-transaction proportionate interest in HFGTL Group;


     iv. the Company's investment in HFGTL Group is reported on the balance sheet under the equity method of accounting;

     v. the loss resulting from dilution of the Company's interest in HFGTL amounted to approximately $2,034,000, which was charged to the 2001 consolidated statement of operations.

         During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. On July 29 and 30, 2002, HFGTL repurchased 1,560,000 shares in its own capital at a total consideration of HK$178,000 and, as a result, the Company's indirect ownership interest in HFGTL increased from 31.05% to 31.06%. The gain resulting from dilution of the Company's interest in HFGTL, amounted to approximately $6,000 and $19,000, respectively, was included in the consolidated statement of operations for the three months and six months ended September 30, 2002.

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2002


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

              The following tables present operating results of HFGTL Group and NEI Group for the six months ended September 30, 2001 and 2002 (in US$,000):

               HFGTL Group
                                            Six Months Ended September 30,
                                                2001           2002
                                             ----------      ---------

              Total revenues                $   79,250       $ 111,572
              Cost of sales and service        (67,563)        (92,078)
                                             ----------       ----------
              Gross profit                      11,687          19,494
              Selling, general and
                 administrative expenses        (6,163)        (13,787)
                                             ----------       ----------
              Operating income                   5,524           5,707
              Interest income (expense), net    (1,622)         (1,147)
              Share of loss of associates         (367)           (425)
              Provision for amount due
                 from an associate                (355)           (454)
                                             ----------       ----------
              Income before income taxes         3,180           3,681
              Provision for income taxes          (308)           (410)
                                             ----------       ----------
              Net income                      $  2,872      $    3,271
                                              =========       ==========

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                               September 30, 2002


3.   AFFILIATED COMPANY DISCLOSURE (Cont'd)

     b.   Affiliate Operating Results (Cont'd)

                 NEI Group
                                          Six Months Ended September 30,
                                            2001               2002
                                          ----------        ----------

              Total revenues              $     0            $    14
              Cost of sales and service        (0)                (9)
                                           --------           --------
              Gross profit                      0                  5
              Selling, general and
                 administrative expenses     (454)              (503)
                                           --------           --------
              Operating loss                 (454)              (498)
              Interest expense, net          (281)              (246)
              Share of loss of associates       0               (109)
              Provision for amount due
                 from an associate              0                  0
                                           ---------          --------
              Loss before income taxes       (735)              (853)
              Provision for income taxes        0                  0
                                           ---------          --------
              Net loss                    $  (735)          $   (853)
                                           =========          ========

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

         During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. On July 29 and 30, 2002, HFGTL repurchased 1,560,000 shares in its own capital at a total consideration of HK$178,000 and, as a result, the Company's indirect ownership interest in HFGTL increased from 31.05% to 31.06%. The gain resulting from dilution of the Company's interest in HFGTL, amounted to approximately $6,000 and $19,000, respectively, was included in the consolidated statement of operations for the three months and six months ended September 30, 2002.

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

                  Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

                  - Principals of Consolidation and Accounting for Interests in Subsidiaries and Affiliates. As a result of the Group Reorganization, the HFG Placement, the exercise of options to purchase shares of HFGTL and the share repurchase of HFGTL, from and after July 30, 2002, the Company holds 100% of the outstanding stock of Quality Prince and Quality Prince holds 31.06% of HFGTL and HFGTL holds 49.9% of NEH. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Quality Prince. However, the Company and Quality Prince are holding companies which carry on no active business other than their ownership of interests in HFGTL and, indirectly, NEH.

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

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2002

                                         HFGTL Group          NEI Group         Consolidated
                                       2001      2002       2001       2002    2001     2002
                                      ------    ------     ------     ------  ------   ------

      Quarter ended September 30,
      (in US$,000)

       Revenues                      $ 37,248   $ 60,001  $     0  $  (18)    $   0        0
       Cost of sales and services     (31,718)   (50,062)       0      (6)        0        0
                                     ---------   --------  -------  --------   ------   ------
       Gross profit                     5,530      9,939        0     (24)        0        0
       Selling, general and
          administrative expenses      (2,960)    (6,598)    (215)   (198)      (31)     (16)
                                     ---------   --------  -------  --------   ------   ------
       Operating income (loss)          2,570      3,341     (215)   (222)      (31)     (16)
       Interest expense, net           (1,076)      (650)    (149)   (124)        0        0
       Gain on dilution of equity
         interest in affiliate              0          0        0       0         0        6
       Share of profit (loss) of
         affiliates                      (182)      (198)       0     (52)      352      630
       Write-back of (Provision for)
         amount due from an affiliate    (170)      (196)       0       0         0        0
                                     ---------   --------  -------  --------   -----   -------
       Income (loss) before
          income taxes                  1,142      2,297     (364)   (398)      321      620
       Provision for income taxes         (26)      (269)       0       0         0        0
                                     ---------   --------  -------  --------   -----   -------
       Net income (loss)             $  1,116    $ 2,028   $ (364)  $(398)    $ 321    $ 620
                                     =========   ========  =======  ========   =====   =======


         Revenues and Gross Profit. Consolidated revenues for the three months ended September 30, 2001 and 2002 were nil. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         Consolidated gross profit for the quarter ended September 30, 2001 and 2002 was nil. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000.

         HFGTL Group. Total revenues of HFGTL Group were $60 million for the three months ended September 30, 2002, an increase of 61.1% from $37.2 million for the three months ended September 30, 2001. The increase in revenues of HFGTL Group for the quarter was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 62.3% to $52.9 million during the three months ended September 30, 2002 from $32.6 million during the same quarter in the prior year. Sales within Southeast Asia accounted for 88.2% of total sales during the current quarter as compared to 87.6% during the same quarter in the prior year. Sales within the region increased due to increased marketing efforts in Hong Kong and the PRC. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended September 30, 2002 increased 5.8% to $5.5 million from $5.2 million for the same quarter in the prior year due to recovery from depressed levels of sales in the 2001 quarter following the events of September 11 which recovery was partially offset by the concentration of marketing efforts in Hong Kong and the PRC.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 52.7% increase in sales with these sales accounting for 11.8% of total sales in the three months ended September 30, 2002 as compared to 12.4% of total sales in the same quarter of the prior year. The increase in sales outside of Southeast Asia was attributable to recovery from depressed levels of sales in the 2001 quarter following the events of September 11 which recovery was partially offset by the concentration of marketing efforts in Hong Kong and the PRC and continuing week macroeconomic conditions worldwide. Sales in Europe increased approximately 176.9% to $3.6 million for the three months ended September 30, 2002 from $1.3 million in the same quarter of the prior year. Sales in the United States increased approximately 120% to $3.3 million during the three months ended September 30, 2002 from $1.5 million in the same quarter of the prior year.

         Gross profit of HFGTL Group increased by 80% to $9.9 million during the current quarter from $5.5 million during the same quarter in the prior fiscal year. The increase in gross profit was attributable to the increase in net sales. Gross margin increased to 16.6% in the current period from 14.8% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to a change in product mix reflected in increased sales of higher profit margin products.

         NEI Group. Total revenues of NEI Group were $(18,000) during the current quarter as compared to nil during the prior year period. The negative revenues of NEI Group during the quarter resulted from the return of goods by customers. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the three months ended September 30, 2002 were $16,000 as compared to $31,000 for the three months ended September 30, 2001. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Total operating expenses of HFGTL Group were $6.6 million for the three months ended September 30, 2002, an increase of 120% from $3 million for the three months ended September 30, 2001. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased sales and marketing costs to promote its "3D-Gold" and "La Milky Way" products and brands.

         NEI Group. Total operating expenses of NEI Group were $198,000 for the three months ended September 30, 2002, a decrease of 7.9% from $215,000 for the three months ended September 30, 2001.

         Interest Expense, Net. Consolidated interest expense, net, for the three months ended September 30, 2002 and September 30, 2001 was nil. The lack of consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $650,000 for the three months ended September 30, 2002, a decrease of 39.6% from $1,076,000 for the three months ended September 30, 2001. The decrease in net interest expense of HFGTL Group for the quarter was primarily attributable to lower interest rates on bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates, net of taxes, totaled $630,000 during the quarter ended September 30, 2002 as compared to $352,000 during the quarter ended September 30, 2001. Consolidated share of profit of affiliates represents the Company's interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL.

         Income Taxes. Consolidated income taxes were nil for both the quarters ended September 30, 2002 and September 30, 2001.

         HFGTL Group. Income tax expense of HFGTL Group was $269,000 for the three months ended September 30, 2002, an increase of 934.6% from $26,000 for the three months ended September 30, 2001. The increase in income tax expense of HFGTL Group for the quarter was primarily attributable to the increase in pre-tax net income.

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2002

                                        HFGTL Group               NEI Group            Consolidated
Six months ended September 30,       2001        2002         2001        2002       2001       2002
(in US$,000)                        ------      ------       ------      ------     ------     ------


       Revenues                     $ 79,250   $ 111,572    $    0      $   14     $    0         0
       Cost of sales and services    (67,563)    (92,078)        0          (9)         0         0
                                     ---------  ---------   -------     --------    -------   -------
       Gross profit                   11,687      19,494         0           5          0         0
       Selling, general and
          administrative expenses     (6,163)    (13,787)     (454)       (503)       (31)      (28)
                                     ---------  ---------   --------    --------    --------  -------
       Operating income (loss)         5,524       5,707      (454)       (498)       (31)      (28)
       Interest expense, net          (1,622)     (1,147)     (281)       (246)         0         0
       Gain on dilution of equity
         interest in affiliate             0           0         0           0          0        19
       Share of profit (loss) of
         affiliates                     (367)       (425)        0        (109)       902     1,018
       Write-back of (Provision for)
         amount due from an affiliate   (355)       (454)        0           0          0         0
                                     ---------  ----------  -------    ---------    -------   ------
       Income (loss) before
          income taxes                 3,180       3,681      (735)       (853)       871     1,009
       Provision for income taxes       (308)       (410)        0           0          0         0
                                     ---------  ----------  -------    ---------    -------   ------
       Net income (loss)            $  2,872    $  3,271    $ (735)    $  (853)     $ 871    $1,009
                                     =========  ==========  =======    =========    =======   ======


         Revenues and Gross Profit. Consolidated revenues for the six months ended September 30, 2001 and 2002 were nil. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         Consolidated gross profit for the six months ended September 30, 2001 and 2002 was nil. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000.

         HFGTL Group. Total revenues of HFGTL Group were $111.6 million for the six months ended September 30, 2002, an increase of 40.7% from $79.3 million for the six months ended September 30, 2001. The increase in revenues of HFGTL Group for the period was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 56.4% to $100.7 million during the six months ended September 30, 2002 from $64.4 million during the same period in the prior year. Sales within Southeast Asia accounted for 90.3% of total sales during the current period as compared to 81.3% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in Hong Kong and the PRC. Sales in Southeast Asia (not including Hong Kong and the PRC) during the six months ended September 30, 2002 decreased 21.3% to $10 million from $12.7 million for the same period in the prior year due to the concentration of marketing efforts in Hong Kong and the PRC.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 26.7% decrease in sales with these sales accounting for 9.7% of total sales in the six months ended September 30, 2002 as compared to 18.7% of total sales in the same period of the prior year. The decrease in sales outside of Southeast Asia was attributable to the concentration of marketing efforts in Hong Kong and the PRC and deteriorating macroeconomic conditions worldwide. Sales in Europe increased approximately 6% to $5.3 million for the six months ended September 30, 2002 from $5 million in the same period of the prior year. Sales in the United States decreased approximately 10% to $5.4 million during the six months ended September 30, 2002 from $6 million in the same period of the prior year.

         Gross profit of HFGTL Group increased by 66.6% to $19.5 million during the current period from $11.7 million during the same period in the prior fiscal year. The increase in gross profit was attributable to the increase in net sales. Gross margin increased to 17.5% in the current period from 14.7% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to a change in product mix reflected in increased sales of higher profit margin products.

         NEI Group. Total revenues of NEI Group were $14,000 during the current period as compared to nil during the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world.

         Operating Expenses. Consolidated operating expenses for the six months ended September 30, 2002 were $28,000 as compared to $31,000 for the six months ended September 30, 2001. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Total operating expenses of HFGTL Group were $13.8 million for the six months ended September 30, 2002, an increase of 122.6% from $6.2 million for the six months ended September 30, 2001. The increase in operating expenses of HFGTL Group for the period was primarily attributable to increased sales and marketing costs to promote its "3D-Gold" and "La Milky Way" products and brands.

         NEI Group. Total operating expenses of NEI Group were $503,000 for the six months ended September 30, 2002, an increase of 10.8% from $454,000 for the six months ended September 30, 2001.

         Interest Expense, Net. Consolidated interest expense, net, for the six months ended September 30, 2002 and September 30, 2001 was nil. The lack of consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $1,147,000 for the six months ended September 30, 2002, a decrease of 29.3% from $1,622,000 for the six months ended September 30, 2001. The decrease in net interest expense of HFGTL Group for the quarter was primarily attributable to lower interest rates on bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates, net of taxes, totaled $1,018,000 during the six months ended September 30, 2002 as compared to $902,000 during the six months ended September 30, 2001. Consolidated share of profit of affiliates represents the Company's interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL.

         Income Taxes. Consolidated income taxes were nil for both the six months ended September 30, 2002 and September 30, 2001.

         HFGTL Group. Income tax expense of HFGTL Group was $410,000 for the six months ended September 30, 2002, an increase of 33.1% from $308,000 for the six months ended September 30, 2001. The increase in income tax expense of HFGTL Group for the period was primarily attributable to the increase in pre-tax net income.

Financial Condition, Liquidity and Capital Resources

         Cash and Working Capital. The Company had no cash balance and had a working capital deficit of $303,000 at both September 30, 2002 and March 31, 2002. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

         At September 30, 2002, Hang Fung Group had cash balances of $14.6 million and working capital of $47.1 million as compared to a cash balance of $11.5 million and working capital of $30.5 million at March 31, 2002 and New Epoch had cash balances of $1.1 million and working capital of $1 million as compared to cash balances of $1.3 million and working capital of $1.9 million at March 31, 2002. Included in the cash balance of Hang Fung Group were $10.8 million at September 30, 2002 and $10 million at March 31, 2002 which amounts were pledged as collateral to secure existing bank financing facilities.

         Cash Flows. For the six months ended September 30, 2002, net cash used by the Company in operating activities amounted to $28,000 as compared to $31,000 during the six months ended September 30, 2001.

         Net cash provided by investing activities totaled $28,000 during the 2002 six month period as compared to $31,000 during the 2001 period and consisted of funds advanced by the Company's affiliate, HFGTL, to pay operating expenses of the Company.

         No cash was provided, or used, by financing activities for the six months ended September 30, 2002 and 2001.

         The Company had no long term debt at both September 30, 2002 and March 31, 2002.

         Hang Fung Group had long term debt of $14.1 million at September 30, 2002 as compared to $8.5 million at March 31, 2002 and New Epoch had no long term debt at September 30, 2002 as compared to $6.4 million at March 31, 2002.

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

         At September 30, 2002, the Company had no material capital commitments. Hang Fung Group intends to use available funds as needed to expand its wholesale and retail business. Additionally, Hang Fung Group expanded the 3D-Gold Tourism Exhibition Hall with the addition of 30,000 square feet of retail space opening in September 2002. New Epoch intends to use available funds to develop and maintain its e-commerce trading facilities.

         At September 30, 2002, the Company had no material capital resources and Hang Fung Group's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. Hang Fung Group's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. Hang Fung Group's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. Hang Fung Group's total available bank credit facilities at September 30, 2002 were approximately $75.2 million of which approximately $68.6 million had been used at such date.

         At September 30, 2002, Hang Fung Group also had a number of capital leases and operating leases pursuant to which Hang Fung Group holds various facilities and equipment. At September 30, 2002, Hang Fung Group's capital lease obligations totaled $4.3 million of which $2.3 million was attributable to current lease obligations.

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

         In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the six months ended September 30, 2002 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $19.6 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 1.75% during the six months ended September 30, 2002. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no adversely effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

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

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

         (a)      Exhibits

          99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

                  Form 8-K, dated June 30, 2002 (filed July 5, 2002), reporting under Item 4 the resignation of Arthur Andersen & Co as independent auditors and the appointment of PricewaterhouseCoopers as independent auditors.

                  Form 8-K, dated July 24, 2002 (filed July 24, 2002), reporting under Item 9 the issuance of a press release by Hang Fung Gold Technology Limited reporting earnings for the year ended March 31, 2002.

                  Form 8-K, dated June 30, 2002 (filed August 28, 2002), reporting under Item 4 that PricewaterhouseCoopers had declined their appointment as independent auditors and the appointment of Moore Stephens Wurth Frazer and Torbet as independent auditors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         S.W. LAM, INC.


Dated:   November 21, 2002           By:/s/ Lam Sai Wing
                                        ---------------------------
                                        Lam Sai Wing, President and
                                        Chief Executive Officer

Dated:   November 21, 2002           By:/s/ Chan Yam Fai, Jane
                                        ----------------------------
                                        Chan Yam Fai, Jane
                                        Chief Financial Officer

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