Form 10-Q
period 2002-12-31
LAM SW INC
filed 2003-02-19
CIK 1030860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________.

                           Commission File No. 0-22049

                                 S.W. LAM, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                              62-1563911
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

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


             -------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X     No
        -----     ------

        As of February 1, 2003, 12,865,000 shares of Common Stock of the issuer were outstanding.

                                 S.W. LAM, INC.

                                      INDEX



                                                                                  Page
                                                                                 Number

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets - March 31, 2002 and December 31, 2002......2

             Consolidated Statements of Operations - For the three months and nine months ended December 31, 2001 and December 31, 2002....................3

             Consolidated Statements of Cash Flows - For the nine months ended
             December 31, 2001 and December 31, 2002.................................4

             Notes to Consolidated Financial Statements..............................5

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...............................................9

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk..............19

    Item 4.  Controls and Procedures................................................19

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.......................................20

SIGNATURES..........................................................................20

CERTIFICATIONS......................................................................21


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                 S.W. LAM, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    (US$,000)
                                   (Unaudited)


                                                     March 31,     December 31,
ASSETS                                                 2002           2002
                                                   ------------   --------------

Current assets:
     Cash and cash equivalents                      $       0       $       0

Investment in affiliates                               21,707          23,276
                                                   ----------       ----------
     Total assets                                   $  21,707       $  23,276
                                                   ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liability:
     Due to a director                              $    303        $     303

Stockholders' equity:
     Preferred stock                                       0                0
     Common stock                                         13               13
     Additional paid-in capital                          528              528
     Retained earnings                                20,863           22,432
                                                   ----------       ----------
      Total stockholders' equity                      21,404           22,973
                                                   ----------       ----------
      Total stockholders' equity and liabilities    $ 21,707        $  23,276
                                                   ==========       ==========




        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (US$,000, except per share data)
                                   (Unaudited)


                                     Three Months Ended                  Nine Months Ended
                                        December 31,                        December 31,
                                -----------------------------    -------------------------------
                                   2001              2002            2001               2002
                                -------------    ------------    ------------    ---------------

Total revenues                         $   0          $    0           $   0             $    0

Cost of sales and services                 0               0               0                  0
                                -------------    ------------    ------------    ---------------

     Gross profit                          0               0               0                  0

Selling, general and
  administrative expense                 (16)           (235)            (47)              (263)
Interest expense, net                      0               0               0                  0
Gain on dilution of equity
  interest in affiliates                   0               0               0                 19
Share of profit of affiliates            317             795           1,219              1,813
                                -------------    ------------    ------------    ---------------

Income before income taxes               301             560           1,172              1,569

Provision for income taxes                 0               0               0                  0
                                -------------    ------------    ------------    ---------------

Net income                            $  301          $  560         $ 1,172            $ 1,569
                                =============    ============    ============    ===============

Basic income per share                $ 0.02         $  0.04         $  0.09            $  0.12
                                =============    ============    ============    ===============

Weighted average shares
  outstanding                     12,865,000      12,865,000      12,865,000         12,865,000
                                =============    ============    ============    ===============



        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (US$,000)
                                   (Unaudited)


                                                             Nine Months Ended December 31,
                                                            -------------------------------
                                                               2001                 2002
                                                            ----------            ---------

Cash Flows from Operating Activities
-------------------------------------

Net income                                                   $   1,172            $  1,569
Adjustments to reconcile net income to net
  cash used in operating activities:
     Gain on dilution of equity interest in affiliates               0                 (19)
     Share of profit of affiliates                              (1,219)             (1,813)
Increase in operating assets                                         0                   0
Increase in operating liabilities                                    0                   0
                                                             ----------          ----------
     Net cash used in operating activities                   $     (47)           $   (263)
                                                             ----------          ----------

Cash Flows from Investing Activities
------------------------------------

Increase in amount due to affiliates                                47                 263
                                                             ----------          ----------
      Net cash provided by investing activities              $      47            $    263
                                                             ----------          ----------

Cash Flows from Financing Activities
------------------------------------

     Net cash provided by financing activities               $      0             $      0
                                                             ----------          ----------

Net increase in cash and cash equivalents                           0                    0
Cash and cash equivalents, as of beginning of period                0                    0
                                                             ----------          ----------
Cash and cash equivalents, as of end of period               $      0             $      0
                                                             ==========          ==========

        The accompanying notes are an integral part of these consolidated financial statements

                                 S.W. LAM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                December 31, 2002

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

                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2002


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

During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. On July 29 and 30, 2002, HFGTL repurchased 1,560,000 shares in its own capital at a total consideration of HK$178,000 and, as a result, the Company's indirect ownership interest in HFGTL increased from 31.05% to 31.06%. The gain resulting from dilution of the Company's interest in HFGTL amounted to nil and approximately $19,000, respectively, was included in the consolidated statement of operations for the three months and nine months ended December 31, 2002.

                               S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2002


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

              The following tables present operating results of HFGTL Group and NEI Group for the nine months ended December 31, 2001 and 2002 (in US$,000):

              HFGTL Group
                                                         Nine Months Ended December 31,
                                                       ---------------------------------
                                                              2001            2002
                                                            -------         --------


              Total revenues                              $  124,163       $  165,449
              Cost of sales and service                     (105,851)        (132,811)
                                                          -----------     ------------
               Gross profit                                   18,312           32,638
              Selling, general and administrative
                expense                                      (10,466)         (23,228)
                                                          -----------     ------------
              Operating income                                 7,846            9,410
              Interest expense, net                           (2,443)          (1,876)
              Share of loss of associates                       (550)            (552)
              Provision for amount due from
                an associate                                    (539)            (567)
                                                          -----------     ------------
              Income before income taxes                       4,314            6,415
              Provision for income taxes                        (432)            (585)
                                                          -----------     ------------
               Net income                                   $  3,882         $  5,830
                                                          ===========     ============
               S.W. Lam's share of profit of affiliates     $  1,219         $  1,832
                                                          ===========     ============


                                 S.W. LAM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                                   (Unaudited)
                                December 31, 2002


3.       AFFILIATED COMPANY DISCLOSURE (Cont'd)

         b. Affiliate Operating Results (Cont'd)


              NEI Group
                                                        Nine Months Ended December 31,
                                                     ---------------------------------
                                                         2001                 2002
                                                     -----------          ------------


              Total revenues                           $      0           $     16
              Cost of sales and service                       0                 (9)
                                                     -----------           ----------
               Gross profit                                   0                  7
              Selling, general and administrative
                expenses                                   (654)              (732)
                                                     -----------           ----------
               Operating loss                              (654)              (725)
              Interest expense, net                        (449)              (219)
              Share of loss of associates                     0               (162)
              Provision for amount due from
                an associate                                  0                  0
                                                     -----------           ----------
               Loss before income taxes                  (1,103)            (1,106)
              Provision for income taxes                      0                  0
                                                     -----------           ----------
               Net loss                              $   (1,103)         $  (1,106)
                                                     ===========           ==========

4.       DISPOSAL OF NEI AND REPURCHASE OF HFGTL SHARES

         On December 12, 2002, HFGTL and NEH entered into an agreement (the "Agreement") pursuant to which HFGTL conditionally agreed to repurchase, and NEH conditionally agreed to sell, 700,000,000 shares of common stock (the "Repurchased Shares") of HFGTL held by NEH. As consideration for the transfer of the Repurchased Shares, HFGTL agreed to transfer to NEH (1) all shares of NEI held by HFGTL (being 49.9% of the outstanding shares of NEI), and (2) all right, title and interest under a Facility Agreement pursuant to which HFGTL initially loaned to NEI HK$50 million.

         The foregoing transactions were approved by the disinterested shareholders of HFGTL at a special shareholders meeting held on January 28, 2003 and the transactions contemplated by the Agreement were completed on February 6, 2003. Following the transactions above, S.W. Lam's ownership interest in HFGTL increased from approximately 31.06% to 35.69% and S.W. Lam and HFGTL have no continuing ownership interest, either direct or indirect, in NEI.

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

         During the period from May 14, 2002 to May 29, 2002, share options of HFGTL were exercised for the issue of 60,200,000 new shares in the capital of HFGTL at a total consideration of HK$6.6 million. The Company's indirect ownership interest in HFGTL decreased further from 31.4% to 31.05%. On July 29 and 30, 2002, HFGTL repurchased 1,560,000 shares in its own capital at a total consideration of HK$178,000 and, as a result, the Company's indirect ownership interest in HFGTL increased from 31.05% to 31.06%. The gain resulting from dilution of the Company's interest in HFGTL, amounted to nil and approximately $19,000, respectively, was included in the consolidated statement of operations for the three months and nine months ended December 31, 2002.

Disposal of NEI and Repurchase of HFGTL Shares

         On December 12, 2002, HFGTL and NEH entered into an agreement (the "Agreement") pursuant to which HFGTL conditionally agreed to repurchase, and NEH conditionally agreed to sell, 700,000,000 shares of common stock (the "Repurchased Shares") of HFGTL held by NEH. As consideration for the transfer of the Repurchased Shares, HFGTL agreed to transfer to NEH (1) all shares of NEI held by HFGTL (being 49.9% of the outstanding shares of NEI), and (2) all right, title and interest under a Facility Agreement pursuant to which HFGTL initially loaned to NEI HK$50 million.

         The foregoing transactions were approved by the disinterested shareholders of HFGTL at a special shareholders meeting held on January 28, 2003 and the transactions contemplated by the Agreement were completed on February 6, 2003. Following the transactions above, S.W. Lam's ownership interest in HFGTL increased from approximately 31.06% to 35.69% and S.W. Lam and HFGTL have no continuing ownership interest, either direct or indirect, in NEI.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         - Principals of Consolidation and Accounting for Interests in Subsidiaries and Affiliates. As a result of the Group Reorganization, the HFG Placement, the exercise of options to purchase shares of HFGTL and the share repurchase of HFGTL on July 29 and 30, 2002, from and after July 30, 2002 (but before the disposal of NEI and repurchase of 700,000,000 HFGTL shares which were completed on February 6, 2003), the Company holds 100% of the outstanding stock of Quality Prince and Quality Prince holds 31.06% of HFGTL and HFGTL holds 49.9% of NEI. The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, Quality Prince. However, the Company and Quality Prince are holding companies that carry on no active business other than their ownership of interests in HFGTL and, indirectly, NEI.

         The Company's investment in affiliates for which its ownership exceeds 20%, but which are not majority-owned or controlled by the Company, is accounted for using the equity method of accounting. Under the equity method, the Company's proportionate share of the affiliates' net income or loss is included in the consolidated statement of operations. Accordingly, the Company's proportionate share of the net income or loss of HFGTL, including its interest in NEI, is reflected as a single line item under share of income (loss) of affiliates. Prior to August 23, 2000 the Company included, and had the Company retained greater than 50% control of HFGTL the Company would include, the accounts of HFGTL in its consolidated financial statements and the portion of any income or loss not attributable to the Company would be reflected as a minority interest.

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

Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2002

                                           HFGTL Group               NEI Group            Consolidated
                                     --------------------     ----------------------    ------------------
Quarter Ended Dec. 31,                 2001        2002        2001           2002       2001        2002
                                     -------     --------     -------        -------    -------    -------

 (in US $,000)

Revenues                            $ 44,913     $ 53,877      $    -         $  2      $   -       $   -
Cost of sales and services           (38,288)     (40,733)          -            -          -           -
                                   ----------    ---------    --------      -------    -------    --------
Gross profit                           6,625       13,144           -            2          -           -
Selling, general and
  administrative expense              (4,303)      (9,441)       (200)        (229)       (16)       (235)
                                   ----------    ---------    --------      -------    -------    --------
 Operating income (loss)               2,322        3,703        (200)        (227)       (16)       (235)
Interest income (expense), net          (821)        (729)       (168)          27          -           -
Provision for amount due from
  an affiliate                          (184)        (113)          -            -          -           -
Share of profit (loss) of               (183)        (127)          -          (53)        317         795
affiliates
                                   ----------    ---------    --------      -------    -------    --------
Income (loss) before income taxes      1,134        2,734        (368)        (253)        301         560
Provision for income taxes              (124)        (175)          -            -          -           -
                                   ----------    ---------    --------      -------    -------    --------
 Net income (loss)                    $ 1,010      $ 2,559      $(368)       $(253)      $ 301      $  560
                                   ==========    =========    ========      =======    =======    ========

         Revenues and Gross Profit. Consolidated revenues for the three months ended December 31, 2001 and 2002 were nil. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         Consolidated gross profit for the quarter ended December 31, 2001 and 2002 was nil. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000.

         HFGTL Group. Total revenues of HFGTL Group were $53.9 million for the three months ended December 31, 2002, an increase of 20% from $44.9 million for the three months ended December 31, 2001. The increase in revenues of HFGTL Group for the quarter was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 35.6% to $49.1 million during the three months ended December 31, 2002 from $36.2 million during the same quarter in the prior year. Sales within Southeast Asia accounted for 91.1% of total sales during the current quarter as compared to 80.5% during the same quarter in the prior year. Sales within the region increased due to increased marketing efforts in Hong Kong and the PRC. Sales in Southeast Asia (not including Hong Kong and the PRC) during the three months ended December 31, 2002 increased 60% to $5.6 million from $3.5 million for the same quarter in the prior year due to recovery from depressed levels of sales in the 2001 quarter following the events of September 11 which recovery was partially offset by the concentration of marketing efforts in Hong Kong and the PRC.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 45.5% decrease in sales with these sales accounting for 8.9% of total sales in the three months ended December 31, 2002 as compared to 19.5% of total sales in the same quarter of the prior year. The decrease in sales outside of Southeast Asia was attributable to the concentration of marketing efforts in Hong Kong and the PRC and deteriorating macroeconomic conditions worldwide. Sales in Europe decreased approximately 20.8% to $1.9 million for the three months ended December 31, 2002 from $2.4 million in the same quarter of the prior year. Sales in the United States decreased approximately 39% to $2.5 million during the three months ended December 31, 2002 from $4.1 million in the same quarter of the prior year.

         Gross profit of HFGTL Group increased by 98.4% to $13.1 million during the current quarter from $6.6 million during the same quarter in the prior fiscal year. The increase in gross profit was attributable to the increase in net sales. Gross margin increased to 24.4% in the current period from 14.8% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to a change in product mix reflected in increased sales of higher profit margin products.

         NEI Group. Total revenues of NEI Group were $2,000 during the current quarter as compared to nil during the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world. As noted above, HFGTL disposed of its entire interest in NEI Group on February 6, 2003. Following the disposal of NEI Group, HFGTL and, in turn, the Company, have no future revenues or expenses relating to NEI Group.

         Operating Expenses. Consolidated operating expenses for the three months ended December 31, 2002 were $235,000 as compared to $16,000 for the three months ended December 31, 2001. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Total operating expenses of HFGTL Group were $9.4 million for the three months ended December 31, 2002, an increase of 118.6% from $4.3 million for the three months ended December 31, 2001. The increase in operating expenses of HFGTL Group for the quarter was primarily attributable to increased sales and marketing costs to promote its "3D-Gold" and "La Milky Way" products and brands.

         NEI Group. Total operating expenses of NEI Group were $229,000 for the three months ended December 31, 2002, an increase of 14.5% from $200,000 for the three months ended December 31, 2001.

         Interest Expense, Net. Consolidated interest expense, net, for the three months ended December 31, 2002 and December 31, 2001 was nil. The lack of consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $729,000 for the three months ended December 31, 2002, a decrease of 11.2% from $821,000 for the three months ended December 31, 2001. The decrease in net interest expense of HFGTL Group for the quarter was primarily attributable to lower interest rates on bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates, net of taxes, totaled $795,000 during the quarter ended December 31, 2002 as compared to $317,000 during the quarter ended December 31, 2001. Consolidated share of profit of affiliates represents the Company's interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL.

         Income Taxes. Consolidated income taxes were nil for both the quarters ended December 31, 2002 and December 31, 2001.

         HFGTL Group. Income tax expense of HFGTL Group was $175,000 for the three months ended December 31, 2002, an increase of 41.1% from $124,000 for the three months ended December 31, 2001. The increase in income tax expense of HFGTL Group for the quarter was primarily attributable to the increase in pre-tax net income.

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2002


                                         HFGTL Group                   NEI Group                  Consolidated
                                -------------------------    -------------------------    -----------------------
 Nine Months Ended Dec. 31,        2001           2002          2001           2002          2001         2002
                                ----------    -----------    ----------     ----------    ---------    ----------

 (in US $,000)

Revenues                        $ 124,163       $165,449        $   -          $  16         $   -         $   -
Cost of sales and services       (105,851)      (132,811)           -             (9)            -             -
                                ----------    -----------    ----------     ----------    ---------    ----------
Gross profit                       18,312         32,638            -              7             -             -
Selling, general and
  administrative expense          (10,466)       (23,228)        (654)          (732)          (47)         (263)
                                ----------    -----------    ----------     ----------    ---------    ----------
Operating income (loss)             7,846          9,410         (654)          (725)          (47)         (263)
Interest expense, net              (2,443)        (1,876)        (449)          (219)            -             -
Gain on dilution of equity
  interest in affiliate                 -              -            -              -             -            19
Provision for amount
  due from an affiliate              (539)          (567)           -              -             -             -
Share of profit (loss) of
  affiliates                         (550)          (552)           -           (162)        1,219         1,813
                                ----------    -----------    ----------     ----------    ---------    ----------
 Income (loss) before
  income taxes                      4,314          6,415       (1,103)        (1,106)        1,172         1,569
Provision for income taxes           (432)          (585)           -              -             -             -
                                ----------    -----------    ----------     ----------    ---------    ----------
Net income (loss)                 $ 3,882         $5,830     $ (1,103)       $(1,106)      $ 1,172        $1,569
                                ==========    ===========    ==========     ==========    =========    ==========

         Revenues and Gross Profit. Consolidated revenues for the nine months ended December 31, 2001 and 2002 were nil. The lack of consolidated revenues was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         Consolidated gross profit for the nine months ended December 31, 2001 and 2002 was nil. The lack of consolidated gross profit was attributable to the reclassification of HFGTL Group as an affiliate following the New Epoch Transaction in August 2000.

         HFGTL Group. Total revenues of HFGTL Group were $165.4 million for the nine months ended December 31, 2002, an increase of 33.3% from $124.2 million for the nine months ended December 31, 2001. The increase in revenues of HFGTL Group for the period was primarily attributable to increased sales in Hong Kong and Mainland China which were driven by increased marketing efforts in those markets.

         Geographically, within Southeast Asia (including Hong Kong and the PRC) sales by HFGTL Group increased 48.9% to $149.8 million during the nine months ended December 31, 2002 from $100.6 million during the same period in the prior year. Sales within Southeast Asia accounted for 90.5% of total sales during the current period as compared to 81.0% during the same period in the prior year. Sales within the region increased due to increased marketing efforts in Hong Kong and the PRC. Sales in Southeast Asia (not including Hong Kong and the PRC) during the nine months ended December 31, 2002 decreased 3.1% to $15.6 million from $16.1 million for the same period in the prior year due to the concentration of marketing efforts in Hong Kong and the PRC.

         Outside of Southeast Asia (mainly in the United States and Europe), HFGTL Group experienced a 33.7% decrease in sales with these sales accounting for 9.5% of total sales in the nine months ended December 31, 2002 as compared to 19% of total sales in the same period of the prior year. The decrease in sales outside of Southeast Asia was attributable to the concentration of marketing efforts in Hong Kong and the PRC and deteriorating macroeconomic conditions worldwide. Sales in Europe decreased approximately 2.7% to $7.2 million for the nine months ended December 31, 2002 from $7.4 million in the same period of the prior year. Sales in the United States decreased approximately 21.8% to $7.9 million during the nine months ended December 31, 2002 from $10.1 million in the same period of the prior year.

         Gross profit of HFGTL Group increased by 78.2% to $32.6 million during the current period from $18.3 million during the same period in the prior fiscal year. The increase in gross profit was attributable to the increase in net sales. Gross margin increased to 19.7% in the current period from 14.7% in the prior fiscal year period. The increase in gross profit percentage during the current period was primarily attributable to a change in product mix reflected in increased sales of higher profit margin products.

         NEI Group. Total revenues of NEI Group were $16,000 during the current period as compared to nil during the prior year period. NEI Group operations during the current quarter were focused on developing and operating e-commerce trading facilities between the PRC and the rest of the world. As noted above, HFGTL disposed of its entire interest in NEI Group on February 6, 2003. Following the disposal of NEI Group, HFGTL and, in turn, the Company, have no future revenues or expenses relating to NEI Group.

         Operating Expenses. Consolidated operating expenses for the nine months ended December 31, 2002 were $263,000 as compared to $47,000 for the nine months ended December 31, 2001. The consolidated operating expenses were minimal as a result of the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Total operating expenses of HFGTL Group were $23.2 million for the nine months ended December 31, 2002, an increase of 121% from $10.5 million for the nine months ended December 31, 2001. The increase in operating expenses of HFGTL Group for the period was primarily attributable to increased sales and marketing costs to promote its "3D-Gold" and "La Milky Way" products and brands.

         NEI Group. Total operating expenses of NEI Group were $732,000 for the nine months ended December 31, 2002, an increase of 11.9% from $654,000 for the nine months ended December 31, 2001.

         Interest Expense, Net. Consolidated interest expense, net, for the nine months ended December 31, 2002 and December 31, 2001 was nil. The lack of consolidated net interest expense was attributable to the reclassification of HFGTL Group as affiliates following the New ePoch Transaction in August 2000.

         HFGTL Group. Net interest expense of HFGTL Group was $1.9 million for the nine months ended December 31, 2002, a decrease of 20.8% from $2.4 million for the nine months ended December 31, 2001. The decrease in net interest expense of HFGTL Group for the period was primarily attributable to lower interest rates on bank loans.

         Share of Profit of Affiliates. Consolidated share of profit of affiliates, net of taxes, totaled $1.8 million during the nine months ended December 31, 2002 as compared to $1.2 million during the nine months ended December 31, 2001. Consolidated share of profit of affiliates represents the Company's interest in HFGTL Group, including a 49.9% interest in NEI Group owned by HFGTL.

         Income Taxes. Consolidated income taxes were nil for both the nine months ended December 31, 2002 and December 31, 2001.

         HFGTL Group. Income tax expense of HFGTL Group was $585,000 for the nine months ended December 31, 2002, an increase of 35.4% from $432,000 for the nine months ended December 31, 2001. The increase in income tax expense of HFGTL Group for the period was primarily attributable to the increase in pre-tax net income.

Financial Condition, Liquidity and Capital Resources

         Cash and Working Capital. The Company had no cash balance and had a working capital deficit of $303,000 at both December 31, 2002 and March 31, 2002. Because of the reclassification of HFGTL Group as affiliates, the Company's balance sheet does not include any of the assets and liabilities of HFGTL Group.

         At December 31, 2002, Hang Fung Group had cash balances of $14.8 million and working capital of $48 million as compared to a cash balance of $11.5 million and working capital of $30.5 million at March 31, 2002 and New Epoch had cash balances of $723,000 and working capital of $611,000 as compared to cash balances of $1.3 million and working capital of $1.9 million at March 31, 2002. Included in the cash balance of Hang Fung Group were $13.4 million at December 31, 2002 and $10 million at March 31, 2002 which amounts were pledged as collateral to secure existing bank financing facilities.

         Cash Flows. For the nine months ended December 31, 2002, net cash used by the Company in operating activities amounted to $263,000 as compared to $47,000 during the nine months ended December 31, 2001.

         Net cash provided by investing activities totaled $263,000 during the 2002 nine month period as compared to $47,000 during the 2001 period and consisted of funds advanced by the Company's affiliate, HFGTL, to pay operating expenses of the Company.

         No cash was provided, or used, by financing activities for the nine months ended December 31, 2002 and 2001.

         The Company had no long term debt at both December 31, 2002 and March 31, 2002.

         Hang Fung Group had long term debt of $15.9 million at December 31, 2002 as compared to $8.5 million at March 31, 2002 and New Epoch had no long term debt at December 31, 2002 as compared to $6.4 million at March 31, 2002.

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

         At December 31, 2002, the Company had no material capital commitments. Hang Fung Group intends to use available funds as needed to expand its wholesale and retail business. Additionally, Hang Fung Group expanded the 3D-Gold Tourism Exhibition Hall with the addition of 30,000 square feet of retail space opening in September 2002.

         At December 31, 2002, the Company had no material capital resources and Hang Fung Group's capital resources consisted of various bank credit facilities and certain capital leases, in addition to funds on hand. Hang Fung Group's bank credit facilities consist of a combination of term loans, lines of credit, letters of credit, overdraft, revolving and similar credit facilities generally utilized in the jewelry industry. Hang Fung Group's bank credit facilities are used to fund purchases of raw materials and inventory and to finance accounts receivable and overdrafts. Such facilities are consistent with credit facilities generally available to operators in the jewelry industry in terms of interest rates and fees, collateral, repayment terms, and renewal. Hang Fung Group's total available bank credit facilities at December 31, 2002 were approximately $74.2 million of which approximately $69.7 million had been used at such date.

         At December 31, 2002, Hang Fung Group also had a number of capital leases and operating leases pursuant to which Hang Fung Group holds various facilities and equipment. At December 31, 2002, Hang Fung Group's capital lease obligations totaled $5.2 million of which $2.6 million was attributable to current lease obligations.

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

         In order to minimize its exposure to fluctuations in the exchange rate of Rmb, HFGTL Group utilities its Rmb revenue to settle the expenses denominated in Rmb incurred in the purchase of raw materials and its production facilities in the PRC. Only the unused Rmb may be subjected to exchange risk. In addition, HFGTL Group's currency risk during the nine months ended December 31, 2002 was immaterial as a result of the "peg" of Hong Kong dollars to the U.S. dollars and therefore no derivative contracts such as forward contracts and options to hedge against foreign exchange fluctuations was considered or made.

         HFGTL Group's interest expense is subject to the fluctuations of Hong Kong interest rates. The interest rates on the bank installment loans of HFGTL Group, in the principal amount of approximately $23 million, ranged from Hong Kong prime lending rate less 1.75% to Hong Kong prime lending rate plus 1.75% during the nine months ended December 31, 2002. HFGTL Group does not currently hedge its interest rate exposure as HFGTL Group considers that there are (i) no significant changes in Hong Kong interest rates in the foreseeable future, and
(ii) no material adverse effects on its operation and cash flow even if the applicable prime lending interest rate is increased by 1% in Hong Kong.

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

             Exhibit No.                Description

                 99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             Form 8-K, dated November 21, 2002 (filed November 21, 2002), reporting under Item 9 - Regulation FD Disclosure, the issuance by Hang Fung Gold Technology Limited of a press release disclosing the operating results of Hang Fung Gold for the quarter and six months ended September 30, 2002.

             Form 8-K, dated December 16, 2002 (filed December 17, 2002), reporting under Item 5 - Other Events and Regulation FD Disclosure, the issuance by Hang Fung Gold Technology Limited of a press release disclosing the agreement of Hang Fung Gold to repurchase shares and dispose of its ownership interest in New Epoch Information (BVI) Company Limited.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                S.W. LAM, INC.


Dated:   February 19, 2003                     By:/s/ Lam Sai Wing
                                                  ----------------------------
                                                  Lam Sai Wing, President and
                                                  Chief Executive Officer

Dated:   February 19, 2003                     By:/s/ Chan Yam Fai, Jane
                                                  ----------------------------
                                                  Chan Yam Fai, Jane
                                                  Chief Financial Officer

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

Dated: February 19, 2003

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

Dated: February 19, 2003

By:        /s/ Chan Yam Fai, Jane
Chan Yam Fai, Jane
Chief Financial Officer